Form 10-Q
period 1996-03-31
SERAGEN INC
filed 1996-05-13
CIK 833299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended  March 31, 1996           Commission file number  0-19855
                   --------------                                   -------

                                  SERAGEN, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           04-2662345
- - -------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S Employer
incorporation or organization)                              Identification No.)


  97 South Street, Hopkinton, MA                                     01748
- - ----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                 (508) 435-2331
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  X   No
                                                                  ---     ---

16,642,451 shares of Common Stock, par value $.01, were outstanding on May 6, 1996.

                                  SERAGEN, INC.

                                      INDEX




                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1 - Financial Statements

 Balance Sheets
  December 31, 1995 and March 31, 1996 ...............................   3

 Statements of Operations
  Three Months Ended March 31, 1995 and 1996 .........................   4

 Statements of Cash Flows
  Three Months Ended March 31, 1995 and 1996 .........................   5

 Notes to Financial Statements .......................................   6


Item 2 - Management's Discussion and Analysis of
 Financial Condition and Results of Operations .......................   7



PART II - OTHER INFORMATION
- - ---------------------------

Item 1 - Legal Proceedings (None)

Item 2 - Changes in Securities (None)

Item 3 - Defaults upon Senior Securities (None)

Item 4 - Submission of Matters to a Vote of Security Holders (None)

Item 5 - Other Information (None)

Item 6 - Exhibits and Reports on Form 8-K ............................   9

Signatures ...........................................................  10

                                  SERAGEN, INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                       ASSETS                                 DECEMBER 31,       MARCH 31,
                                                                  1995             1996
                                                                  ----             ----
Current assets:
 Cash and cash equivalents .............................    $    435,460     $    521,369
 Restricted cash .......................................         435,318          435,318
 Contract receivable ...................................         686,055        1,110,494
 Unbilled contract receivable ..........................         496,147          955,657
 Prepaid expenses and other current assets .............         335,238          211,300
                                                            ------------     ------------
             Total current assets ......................       2,388,218        3,234,138

Property and equipment, net ............................       5,198,136        5,175,903
Investment in affiliate ................................       2,599,864        1,429,456
Deferred commission ....................................       2,060,000        2,060,000
Prepaid interest .......................................       3,528,677        3,268,365
Other assets ...........................................         524,613          541,373
                                                            ------------     ------------
             Total assets ..............................    $ 16,299,508     $ 15,709,235
                                                            ============     ============
     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable ......................................         725,326          671,817
 Current maturities of long-term debt ..................         248,494          231,865
 Accrued commission payable ............................         300,000          300,000
 Accrued expenses ......................................       2,413,284        2,455,501
                                                            ------------     ------------
             Total current liabilities .................       3,687,104        3,659,183

Non-current liabilities:
 Long-term debt, less current maturities ...............      12,537,417       18,500,000
 Deferred revenue ......................................       5,000,000        5,000,000
 Long-term obligation, less unamortized discount .......       3,440,482        3,612,386
 Affiliate guarantee ...................................       2,076,000        2,076,000
                                                            ------------     ------------
             Total non-current liabilities .............      23,053,899       29,188,386

Commitments and contingencies
Stockholders' deficit:
 Preferred stock, $.01 par value; 5,000,000 shares
   authorized; none issued or outstanding ..............              --               --
 Common stock, $.01 par value; 25,000,000 shares
   authorized; issued 16,521,212 and 16,623,967 shares
   at December 31, 1995 and March 31, 1996,
   respectively ........................................         165,212          166,240
 Additional paid-in capital ............................     141,759,580      141,818,848
 Accumulated deficit ...................................    (152,273,333)    (159,056,391)
                                                            ------------     ------------
                                                             (10,348,541)     (17,071,303)
 Less treasury stock (14,632 shares and 17,418 shares at
   cost at December 31, 1995 and March 31, 1996,
   respectively) .......................................         (92,954)         (67,031)
                                                            ------------     ------------
             Total stockholders' deficit ...............     (10,441,495)     (17,138,334)
                                                            ------------     ------------
             Total liabilities and stockholders' deficit    $ 16,299,508     $ 15,709,235
                                                            ============     ============



      The accompanying notes are an integral part of the financial statements.

                                  SERAGEN, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                         ---------------
                                                      1995              1996
                                                      ----              ----
Revenue:
 Contract revenue and license fees .........      $   320,211       $ 1,498,992
Operating expenses:
 Cost of contract revenue ..................          320,211         1,398,992
 Research and development ..................        3,905,562         3,572,974
 General and administrative ................        1,244,096         1,361,356
                                                  -----------       -----------
                                                    5,469,869         6,333,322
                                                  -----------       -----------
   Loss from operations ....................       (5,149,658)       (4,834,330)

Equity in loss of affiliate ................             --           1,170,408
Interest income ............................           19,647            15,655
Interest expense ...........................          189,135           793,975
                                                  -----------       -----------
         Net loss ..........................      $(5,319,146)      $(6,783,058)
                                                  ===========       ===========
Net loss per common share ..................      $     (0.33)      $     (0.41)
                                                  ===========       ===========
Weighted average common shares
 used in computing net loss per share ......       16,200,566        16,558,168
                                                  ===========       ===========






























    The accompanying notes are an integral part of the financial statements.

                                  SERAGEN, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                   ---------------
                                                                  1995          1996
                                                                  ----          ----
Cash flows from operating activities:
   Net loss ..............................................   $(5,319,146)   $(6,783,058)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization .......................       236,403        228,111
     Equity in loss of affiliate .........................            --      1,170,408
     Loss on disposal of property and equipment ..........         2,178             --
     Amortization of discount on long-term debt obligation       171,903        171,904
     Amortization of prepaid interest ....................            --        260,312
     Amortization of debt issuance costs .................            --         46,423

   Changes in operating assets and liabilities:
     Contract receivable .................................        88,224       (324,439)
     Unbilled contract receivable ........................       169,101       (459,510)
     Prepaid expenses and other current assets ...........       260,149         23,938
     Accounts payable ....................................      (132,234)       (53,509)
     Accrued expenses ....................................      (257,043)        42,217
                                                             -----------    -----------
Net cash (used in) operating activities ..................    (4,780,465)    (5,677,203)
                                                             -----------    -----------
Cash flows from investing activities:
   Proceeds from sales of marketable securities ..........     2,034,948             --
   Purchases of property and equipment ...................       (18,493)      (205,878)
   Decrease in other assets ..............................           972            973
                                                             -----------    -----------
Net cash provided by (used in) investing activities ......     2,017,427       (204,905)
                                                             -----------    -----------
Cash flows from financing activities:
   Net proceeds from stock issuances .....................            --        163,094
   Purchases of treasury stock ...........................            --        (76,875)
   Proceeds from issuance of long-term debt ..............            --      6,000,000
   Repayments of long-term debt ..........................       (46,687)       (54,046)
   Debt issuance costs ...................................            --        (64,156)
                                                             -----------    -----------
Net cash (used in) provided by financing activities ......       (46,687)     5,968,017
                                                             -----------    -----------
Net (decrease) increase in cash and cash equivalents .....    (2,809,725)        85,909
Cash and cash equivalents, beginning of period ...........     5,536,782        435,460
                                                             -----------    -----------
Cash and cash equivalents, end of period .................   $ 2,727,057    $   521,369
                                                             ===========    ===========
Supplemental disclosures of cash flows information
   Cash payments for interest.............................   $    17,231    $   361,759
                                                             ===========    ===========













    The accompanying notes are an integral part of the financial statements.

                                  SERAGEN, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                   ----------

1.  BASIS OF PRESENTATION

   The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles.

   Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair representation of the results for the interim periods presented.

   The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the year ended December 31, 1996. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's most recent Annual Report on Form 10-K.

2. USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

                                  SERAGEN, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                   ----------


OVERVIEW

     Seragen is engaged in the discovery, research and development of pharmaceutical products for human therapeutic applications. Since 1985, the Company has focused substantially all of its efforts and resources on research and development of its fusion protein technology. The Company's fusion proteins were developed using proprietary technology and have potential applications in a wide range of human diseases. To date, the Company has not generated any revenues from the sale of fusion protein products, and the Company does not expect to receive any such revenues for several years. The Company has generated no profit since its inception and expects to incur additional operating losses over the next several years.

     The Company's business is subject to significant risks, including the uncertainties associated with the regulatory approval process and with obtaining and enforcing patents important to the Company's business. Seragen expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing and clinical trials. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1996 and 1995. The Company's net loss for the three month period ending March 31, 1996 was $6.8 million compared to $5.3 million for the same period in the prior year. The most significant cause of this increase was related to a non-cash charge in 1996 of $1.2 million reflecting the obligation by the Company to the investors in Seragen Biopharmaceuticals LTD ("SBL").

     The Company's revenues for the three months ending March 31, 1996 and 1995 were $1.5 million and $320,000, respectively, primarily associated with contract revenue from Lilly for certain development costs of IL-2 Fusion Protein for cancer therapy.

     Total operating expenses increased $800,000 to $6.3 million in 1996 from $5.5 million in 1995. Fees associated with the cost of contract revenue were $1.4 million in 1996 as compared to $320,000 in 1995. This increase of $1.1 million reflects the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy. For comparative purposes, the following discussion of research and development expenses includes the cost of contract revenue. Research and development expenses increased $800,000 to $5.0 million in the first three months of 1996 from $4.2 million for the same period of 1995. This increase was primarily due to the costs associated with the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy and the hiring of additional clinical, scientific and support staff. This increase was partially offset by reductions in research grants and outside pre-clinical testing. General and administrative expenses increased $200,000 to $1.4 million in the first three months of 1996 as compared to $1.2 million in the first three months of 1995. This increase was primarily due to recruiting costs associated with hiring research and development staff, amortization of the fees associated with the lines of credit, and severance expense related to the resignation of a corporate officer. This increase was partially offset by a reduction in patent fees, consulting expenses and corporate communication expenses.

     In the first quarter of 1996, a non-cash charge of $1.2 million was recorded to reflect the obligation by the Company to the investors of SBL. Interest income decreased by $4,000, to $16,000 in the first quarter of 1996 from $20,000 in the first quarter of 1995 primarily due to lower average balances of cash equivalents in 1996. Interest expense increased by $605,000 to $794,000 in the first quarter of 1996 from $189,000 in the first quarter of 1995 due to the borrowings under the lines of credit which commenced in June 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had approximately $521,000 in cash and cash equivalents and $5.3 million available under its lines of credit. As of March 31, 1996, the Company had $14.2 million invested in property and equipment, consisting primarily of leasehold improvements to the Company's manufacturing facility, laboratory facilities and laboratory equipment.

     The Company expects to incur further substantial research and development expenses as it continues development of its fusion proteins. The Company also expects to incur substantial administrative and commercialization expenses in the future. The Company's continuing operating losses and requirements for working capital will depend on many factors, including the progress and costs associated with its research, pre-clinical and clinical development efforts, and the level of resources which the Company must devote to obtaining regulatory approvals to manufacture and sell its products.

     The Company anticipates that existing cash, cash equivalents, and the interest thereon, the reimbursement for clinical costs for the development of IL-2 Fusion Protein for cancer therapy, and the remaining balance under the lines of credit will be sufficient to fund the Company's working capital requirements through approximately mid-1996. The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1995 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This may adversely affect the Company's ability to raise additional capital. The Company's ability to finance its operations beyond mid-1996 is dependent upon its ability to raise additional capital through debt or equity financings, possible additional payments under the strategic alliance with Lilly, or such other sources of financing, including partnerships, as may be required.

     Any future equity financings could result in dilution to the Company's then existing stockholders, and there can be no assurance that future arrangements with collaborative partners or others will be available to the Company, or, if available, that such arrangements would not require the Company to relinquish rights to certain products or markets in exchange for funding. No assurance can be given that additional debt or equity financings will be available on acceptable terms, if at all, to fund the Company's future working capital requirements.

UNCERTAINTIES

     To the extent that any of the statements contained herein relating to the Company's products and its operations are forward looking, such statements are based on current expectations that involve a number of uncertainties and risks. Such uncertainties and risks include, but are not limited to, the early stage of the Company's product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; Boston University's control of the Company; the Company's reliance on fusion protein technology; the potential development of competing fusion proteins, products and technologies; the Company's dependence on its collaborative partner, Eli Lilly and Company, and the lack of assurance that the Company will receive further funding under this partnership or develop and maintain other strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities and products; the Company's limited manufacturing capabilities; the Company's lack of commercial sales and marketing capabilities; the dependence on key personnel; the development of competing technologies; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the risk factors included in the Company's Registration Statement on Form S-3, Registration No. 33-93792, relating to the resale of shares of Common Stock, as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

                                  SERAGEN, INC.

                                     PART II

                                OTHER INFORMATION

                                   ----------


ITEM 6. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K


        (a) Exhibit Index

            None


        (b) Reports on Form 8-K

            None

                                  SERAGEN, INC.

                                   SIGNATURES


                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SERAGEN, INC.



Date: May 13, 1996               By:/S/ George W. Masters
                                    -------------------------------------------
                                    George W. Masters
                                    Vice Chairman of the Board, President
                                    and Chief Executive Officer



Date: May 13, 1996               By:/S/ Thomas N. Konatich
                                    -------------------------------------------
                                    Thomas N. Konatich
                                    Vice President for Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)