Form 10-Q
period 1996-06-30
SERAGEN INC
filed 1996-08-13
CIK 833299

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended   June 30, 1996              Commission file number  0-19855
                  ----------------                                    ---------


                                SERAGEN, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                               04-2662345
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                              Identification No.)


  97 South Street, Hopkinton, MA                                     01748
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                               (508) 435-2331
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



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

16,669,504 shares of Common Stock, par value $.01, were outstanding on August 9, 1996.

                                SERAGEN, INC.

                                             INDEX

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1 - Financial Statements

  Balance Sheets -
   December 31, 1995, June 30, 1996 and Pro Forma June 30, 1996...........................    3

  Statements of Operations
   Three and Six Months Ended June 30, 1995 and 1996......................................    4

  Statements of Cash Flows
   Six Months Ended June 30, 1995 and 1996................................................    5

  Notes to Financial Statements...........................................................    6

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations..........................................    8

PART II - OTHER INFORMATION
- ---------------------------

Item 1 -  Legal Proceedings (None)

Item 2 -  Changes in Securities...........................................................   11

Item 3 -  Defaults upon Senior Securities (None)

Item 4 -  Submission of Matters to a Vote of Security Holders..............................  12

Item 5 -  Other Information ...............................................................  12

Item 6 -  Exhibits and Reports on Form 8-K.................................................  13

Signatures ................................................................................  15

                                       SERAGEN,INC.

                                                          BALANCE SHEETS
                                                           (UNAUDITED)
                                   ASSETS                                                                              (PROFORMA)
                                                                                    DECEMBER 31,      JUNE 30,          JUNE 30,
                                                                                        1995            1996              1996
                                                                                   -------------    -------------    -------------
Current assets:
  Cash and cash equivalents ....................................................   $     435,460    $   4,889,252    $   4,889,252
  Restricted cash ..............................................................         435,318          435,318          435,318
  Contract receivable ..........................................................         686,055          910,214          910,214
  Unbilled contract receivable .................................................         496,147          771,634          771,634
  Prepaid expenses and other current assets ....................................         335,238          368,029          288,029
                                                                                   -------------    -------------    -------------

                 Total current assets ..........................................       2,388,218        7,374,447        7,294,447

Property and equipment, net ....................................................       5,198,136        5,030,974        5,030,974
Investment in affiliate ........................................................       2,599,864          957,895          957,895
Deferred commission ............................................................       2,060,000               --               --
Prepaid interest ...............................................................       3,528,677        3,008,053               --
Other assets ...................................................................         524,613          504,779           81,592
                                                                                   -------------    -------------    -------------
                 Total assets ..................................................   $  16,299,508    $  16,876,148    $  13,364,908
                                                                                   =============    =============    =============
                      LIABILITIES AND STOCKHOLDERS' ( DEFICIT) EQUITY
Current liabilities:
   Accounts payable ............................................................         725,326          595,333          595,333
   Current maturities of long-term debt ........................................         248,494          175,806          175,806
   Accrued commission payable ..................................................         300,000               --               --
   Accrued expenses ............................................................       2,413,284        2,539,454        2,539,454
                                                                                   -------------    -------------    -------------
                 Total current liabilities .....................................       3,687,104        3,310,593        3,310,593

Non-current liabilities:
   Long-term debt, less current maturities .....................................      12,537,417       23,800,000               --
   Deferred revenue ............................................................       5,000,000               --               --
   Long-term obligation, less unamortized discount .............................       3,440,482        3,784,290        3,784,290
   Affiliate guarantee .........................................................       2,076,000        2,076,000        2,076,000
                                                                                   -------------    -------------    -------------
                 Total non-current liabilities .................................      23,053,899       29,660,290        5,860,290
Stockholders'(deficit) equity:
   Preferred stock; $.01 par value; 5,000,000 shares authorized
    Convertible preferred stock, Series A, $.01 par value; issued and outstanding 4,000 shares at June 30, 1996 and Pro Forma
       June 30, 1996, respectively .............................................              --        3,786,667        3,786,667
    Convertible preferred stock, Series B, $.01 par value; issued
       and outstanding 23,800 shares at June 30, 1996 (Pro Forma) ..............              --               --       23,720,000
   Common stock, $.01 par value; 30,000,000 shares authorized;
      issued 16,521,212 shares at December 31, 1995, 16,626,737
      shares at June 30, 1996 and Pro Forma June 30, 1996, respectively ........         165,212          166,267          166,267
   Additional paid-in capital ..................................................     141,759,580      141,825,370      141,825,370
   Accumulated deficit .........................................................    (152,273,333)    (161,806,008)    (165,237,248)
                                                                                   -------------    -------------    -------------
                                                                                     (10,348,541)     (16,027,704)       4,261,056
                                                                                   -------------    -------------    -------------
Less treasury stock (14,632 shares at cost at December 31, 1995, 17,418 shares at cost at June 30, 1996 and June 30, 1996 Pro Forma,
      respectively) ............................................................         (92,954)         (67,031)         (67,031)
                                                                                   -------------    -------------    -------------
                 Total stockholders' (deficit) equity ..........................     (10,441,495)     (16,094,735)       4,194,025
                                                                                   -------------    -------------    -------------
                 Total liabilities and stockholders' (deficit) equity ..........   $  16,299,508    $  16,876,148    $  13,364,908
                                                                                   =============    =============    =============


   The accompanying notes are an integral part of the financial statements.

                                SERAGEN, INC.

                                           STATEMENT OF OPERATIONS
                                                (UNAUDITED)

                                               FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                    ENDED JUNE 30,
                                           ----------------------------      ----------------------------
                                              1995             1996             1995              1996
                                           -----------      -----------      -----------      -----------
Revenue:
   Contract revenue and license fees .     $ 1,061,936      $ 6,247,250      $ 1,382,147      $ 7,746,242
                                           -----------      -----------      -----------      -----------
Operating expenses:
   Cost of contract revenue ..........       1,061,936        1,194,253        1,382,147        2,593,245
   Research and development ..........       2,938,431        3,302,357        6,843,993        6,875,331
   General and administrative ........       1,257,584        3,209,037        2,501,680        4,570,393
                                           -----------      -----------      -----------      -----------
                                             5,257,951        7,705,647       10,727,820       14,038,969
                                           -----------      -----------      -----------      -----------

                  Loss from operations      (4,196,015)      (1,458,397)      (9,345,673)      (6,292,727)


Equity in loss of affiliate ..........              --          471,561               --        1,641,969
Interest income ......................          17,586           25,454           37,233           41,109
Interest expense .....................         328,677          818,444          517,812        1,612,419
                                           -----------      -----------      -----------      -----------

                  Net loss ...........      (4,507,106)      (2,722,948)      (9,826,252)      (9,506,006)
                                           -----------      -----------      -----------      -----------

Dividends ............................              --           26,667               --           26,667
                                           -----------      -----------      -----------      -----------

        Net loss applicable to common
          stockholders ...............     $(4,507,106)     $(2,749,615)     $(9,826,252)     $(9,532,673)
                                           ===========      ===========      ===========      ===========

Net loss per common share ............     $     (0.28)     $     (0.17)     $     (0.61)     $     (0.57)
                                           ===========      ===========      ===========      ===========

Weighted average common shares used in
   computing net loss per share ......      16,265,312       16,607,713       16,244,077       16,582,940
                                           ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of the financial statements.

                                SERAGEN, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                             FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                        ----------------------------
                                                           1995             1996
                                                        -----------     ------------
Cash flows from operating activities:
   Net loss ........................................    $(9,826,252)    $ (9,506,006)
   Adjustments to reconcile net loss
        to net cash used in operating activities:
        Depreciation and amortization ..............        473,224          463,651
        Equity in loss of affiliate ................             --        1,641,969
        Loss on disposal of property and equipment .          2,178               --
        Amortization of discount of long-term debt .        343,807          343,807
        Amortization of prepaid interest ...........        115,694          520,625
        Amortization of debt issuance costs ........         12,606           83,045
   Changes in operating assets and liabilities:
        Contract receivable ........................         56,728         (224,159)
        Unbilled contract receivable ...............        (71,880)        (275,487)
        Prepaid expenses and other current assets ..        205,829          (32,791)
        Accounts payable ...........................         35,089         (129,993)
        Deferred commission ........................             --        2,060,000
        Accrued commission payable .................             --         (300,000)
        Accrued expenses ...........................        (52,201)         126,170
        Deferred revenue ...........................             --       (5,000,000)
                                                        -----------     ------------
Net cash (used in) operating activities ............     (8,705,178)     (10,229,169)
                                                        -----------     ------------

Cash flows from investing activities:
   Proceeds from sales of marketable securities ....      2,034,948               --
   Purchases of property and equipment .............        (64,548)        (296,489)
   Decrease in other assets ........................          1,944              944
                                                        -----------     ------------
Net cash provided by (used in) investing activities       1,972,344         (295,545)
                                                        -----------     ------------

Cash flows from financing activities:
   Net proceeds from stock issuances ...............        111,534        3,929,642
   Purchases of treasury stock .....................        (39,000)         (76,875)
   Proceeds from issuance of long-term debt ........      3,000,000       11,300,000
   Repayments of long-term debt ....................        (95,115)        (110,105)
   Debt issuance costs .............................       (453,791)         (64,156)
                                                        -----------     ------------
Net cash (used in) provided by financing activities       2,523,628       14,978,506
                                                        -----------     ------------
Net (decrease) increase in cash and cash equivalents     (4,209,206)       4,453,792
Cash and cash equivalents, beginning of period .....      5,536,782          435,460
                                                        -----------     ------------
Cash and cash equivalents, end of period ...........    $ 1,327,576     $  4,889,252
                                                        ===========     ============

Supplemental disclosure of cash flows information:
   Cash payments for interest ......................    $    57,398     $    367,495
                                                        ===========     ============


   The accompanying notes are an integral part of the financial statements.

                                SERAGEN, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

                           -----------------------

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

2. USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the report amounts of revenues and expenses during the report period(s). Actual results could differ from those estimates.

3. AMENDMENT TO LILLY SALES AND DISTRIBUTION AGREEMENT

    On May 28, 1996, Eli Lilly and Company ("Lilly") and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. Associated with the original agreement was $2,060,000 of deferred commission expense. The amended agreement states that the $5.0 million payment is non-refundable and Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. Accordingly, the Company recorded $5.0 million in revenue and $2,060,000 in commission expense in the second quarter of 1996.

4. REGULATION S

    On May 29, 1996, the Company raised gross proceeds of $4 million (approximately $3.8 million net of offering fees) through the sale of 4,000 shares of Seragen convertible Series A Preferred Stock to investors outside the United States. The preferred stock is convertible at the option of the holders, beginning July 15, 1996, into shares of Seragen's Common Stock at a conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. Terms of the preferred stock also provide for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion. The holders of the Series A Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each Series A Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series A Shares so that such amount must be paid on each Series A Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series A Shares. Any shares which remain outstanding on November 29, 1997 will be automatically converted into shares of Seragen Common Stock. The Company's Series A Preferred Stock was reflected at $3,786,667 at June 30, 1996 which includes $26,667 accrued dividends payable from the issuance date through June 30, 1996. As of August 9, 1996, 149 shares of Series A Preferred Stock were converted into 28,051, 26,739 and 8,395 shares of Common Stock at $2.245, $2.427 and $2.774, respectively.

                                SERAGEN, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

                           -----------------------

5. SUBSEQUENT EVENT

    On July 1, 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million loan financing obtained in June 1995 to release the Company from its liability to the banks involved. The new agreement replaces the lines of credit with convertible Series B Preferred Stock. Each share of Series B Preferred Stock is convertible at any time at the investor's option into a number of shares of Seragen Common Stock determined by dividing $1,000 by the average of the closing sale prices of the Common Stock as reported on the Nasdaq Stock Market for the ten consecutive trading days immediately preceding the conversion date. The holders of Series B Preferred Stock are entitled to receive a cumulative dividend payable in arrears in cash quarterly on the last day of March, June, September, and December of each year commencing on September 30, 1996 at an annual rate equal to the prime rate plus 1 1/2% through June of 1999 and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% in 2003. The investors also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock (250,000 warrants for every $1,000,000 of preferred stock purchased) at an exercise price of $4.00 per share. The warrants are exercisable commencing on January 1, 1997 and expire on July 1, 2006. The holders of the Series B Shares are entitled to vote, on any matter submitted to a vote of the shareholders of the Company, and are entitled to the number of votes equal to the product of (x) the number of Series B Shares held on the record date for the determination of the stockholders entitled to vote on such matters or, if no record date is established, in accordance with applicable provisions of Delaware law, and (y) $1,000, divided by $4.00. Each Series B Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B shares so that such amount must be paid on each Series B Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares for cash.


    The Company has included in this report a June 30, 1996 Pro Forma Balance Sheet to show the effect of the loan restructuring. The following pro forma adjustments were incorporated into the pro forma balance sheet: the conversion of $23.8 million of long-term debt into Series B convertible preferred stock (net of estimated restructuring costs of $80,000); and the expensing of $3.0 million of prepaid interest and $400,000 of debt issuance costs associated with the outstanding loans. The valuation of 5,950,000 warrants is currently being calculated and was not included in the pro forma balance sheet.

                                SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           -----------------------

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

RESULTS OF OPERATIONS

    Three Months Ended June 30, 1996 and 1995. The Company's net loss for the three-month period ending June 30, 1996 was $2.7 million compared to $4.5 million for the same period in the prior year. The most significant cause for this $1.8 million decrease in net loss was the recognition of $5.0 million of revenue for which the cash had been previously paid by Lilly in August 1994. This revenue was offset by a related $2.1 million charge for commission expense. (See Note 3 in Notes to Financial Statements)

    The Company's revenues for the three months ending June 30, 1996 and 1995 were $6.2 million and $1.1 million, respectively. In the second quarter of 1996, the Company recognized $5.0 million as revenue due to an amendment to the Sales and Distribution Agreement between the Company and Lilly. The remaining $1.2 million in revenue in 1996 is associated with contract revenue from Lilly for certain development costs of IL-2 Fusion Protein for cancer therapy as compared to $1.1 million in 1995.

    Total operating expenses increased $2.4 million to $7.7 million in 1996 from $5.3 million in 1995. The most significant cause of this increase was the recognition of a charge of $2.1 million for commission expense related to an amendment to the Sales and Distribution Agreement between the Company and Lilly. Fees associated with the cost of contract revenue were substantially unchanged for the three-month period ending June 30, 1996 as compared to the same period in the prior year. Research and development expenses increased $400,000 to $3.3 million in the second three months of 1996 from $2.9 million for the same period of 1995. This increase was primarily due to production and facility validation fees and general support costs associated with the hiring of clinical and scientific staff earlier in the year. This increase was partially offset by a reduction in non-reimbursable research grants. Excluding the charge of $2.1 million for commission expense mentioned above, general and administrative expenses decreased $200,000 to $1.1 million in the second three months of 1996 as compared to $1.3 million in the second three months of 1995. This decrease was primarily a result of a reduction in patent fees.

    In the second quarter of 1996, a non-cash charge of $472,000 was recorded to reflect the potential obligation by the Company to the investors in Seragen Biopharmaceuticals Ltd. ("SBL") in connection with certain put rights. Interest income increased by $7,000, to $25,000 in the second quarter of 1996 from $18,000 in the second quarter of 1995 primarily due to higher average balances of cash equivalents in 1996. Interest expense increased by $489,000 to $818,000 in the second quarter of 1996 from $329,000 in the second quarter of 1995 due to an increase in borrowings under the lines of credit which commenced in June 1995.

                                SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           -----------------------


    Six Months ended June 30, 1996 and 1995. The Company's net loss for the six-month period ending June 30, 1996 was $9.5 million compared to $9.8 million for the same period in the prior year.

    The Company's revenues for the six-month period ending June 30, 1996 were $7.7 million compared to $1.4 million for the six months ending June 30, 1995. The primary component of this increase of $6.3 million in the second quarter of 1996 was the recognition of $5.0 million of revenue for which the cash had been previously paid by Lilly in August 1994. (See Note 3 in Notes to Financial Statements) The majority of the remaining $1.3 million increase in revenue in 1996 consisted of an increase in payments from Lilly due to the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy.

    Total operating expenses increased $3.3 million to $14.0 million in 1996 from $10.7 million in 1995. Fees associated with the cost of contract revenue were $2.6 million in the six months ending June 30, 1996 compared to $1.4 million for the same period in the prior year. This increase of $1.2 million reflects the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy. Research and development expenses were substantially unchanged for the six month period ending June 30, 1996 as compared to the corresponding period in 1995. However, there were increases in the hiring of additional clinical, scientific and support staff, which were offset by reductions in external research grants and pre-clinical testing. General and administrative expenses increased $2.1 million to $4.6 million in 1996 from $2.5 million in 1995, primarily because the Company recorded a charge of $2.1 million for commission expense associated with an amendment to the Sales and Distribution Agreement between the Company and Lilly.

       In the six months ending June 30, 1996, a non-cash charge of $1.6 million was recorded to reflect the potential obligation by the Company to the investors in SBL in connection with certain put rights. Interest income was substantially unchanged in 1996 as compared to 1995. Interest expense increased $1.1 million to $1.6 million in 1996 from $518,000 in 1995 as a result of the borrowings under the lines of credit which commenced in June 1995.


LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company had approximately $4.9 million in cash and cash equivalents and $14.3 million invested in property and equipment, consisting primarily of leasehold improvements to the Company's manufacturing facility, laboratory facilities and laboratory equipment.

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

    The Company anticipates that existing cash, cash equivalents, and the interest thereon, and reimbursement for clinical costs for the development of IL-2 Fusion Protein for cancer therapy will be sufficient to fund the Company's working capital requirements through approximately September 1996. The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1995 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This may adversely affect the Company's ability to raise additional capital.

                                SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           -----------------------


    The Company's ability to finance its operations beyond September 1996 is dependent upon its ability to raise additional capital through debt or equity financings, possible additional payments under the strategic alliance with Lilly, or such other sources of financing, including partnerships, as may be required.

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

                                SERAGEN, INC.
                                   PART II
                              OTHER INFORMATION

                           -----------------------

ITEM 2. CHANGES IN SECURITIES

On May 28, 1996, the Company filed an Amended Certificate of Designation, Preferences and Rights of Series A Preferred Stock which amended the Company's Restated Certificate of Incorporation (which defines the rights of holders shares of the Company's Common Stock) to add a new series of Preferred Stock designated as Series A Preferred Stock (the "Series A Shares"). As of August 9, 1996, the Company had issued all 4,000 Series A Shares. Each Series A Share is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. The holders of the Series A Shares also are entitled to receive upon conversion, 8% cumulative dividends payable in shares of Common Stock. The holders of the Series A Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each Series A Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series A Shares so that such amount must be paid on each Series A Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series A Shares. As of August 9, 1996, 149 Series A Shares were converted into 28,051, 26,739 and 8,395 shares of Common Stock at $2.245, $2.427 and $2.774, respectively.

  On June 28, 1996, the Company filed a Certificate of Designation, Preferences and Rights of Series B Preferred Stock which amended the Company's Restated Certificate of Incorporation (which defines the rights of holders of the Company's Common Stock) to add a new series of Preferred Stock designated as Series B Preferred Stock (the "Series B Shares"). As of August 9, 1996, the Company had issued all 23,800 of Series B Shares. Each Series B Share is convertible into shares of the Company's Common Stock at a conversion price equal to $1,000, divided by the average of the closing sale prices of the Common Stock as reported by the Nasdaq Stock Market for the ten consecutive trading days immediately preceding the conversion date. The holders of the Series B Shares also are entitled to receive a cumulative dividend payable in arrears in cash on the last day of each March, June, September and December commencing on September 30, 1996, at an annual rate equal to the prime rate plus 1 1/2% through June 30, 1999 and at an increasing percentage rate thereafter to a maximum equal to the prime rate plus 5% in 2003. The holders of the Series B Shares are entitled to vote, on any matter submitted to a vote of the shareholders of the Company, and are entitled to the number of votes equal to the product of (x) the number of Series B Shares held on the record date for the determination of the stockholders entitled to vote on such matters or, if no record date is established, in accordance with applicable provisions of Delaware law, and (y) $1,000, divided by $4.00. Each Series B Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B shares so that such amount must be paid on each Series B Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares for cash.

                                SERAGEN, INC.
                                   PART II
                              OTHER INFORMATION

                           -----------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Shareholders of the Company was held on May 13, 1996. The following matters were voted upon:

   (1) Eight persons were elected to serve as Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are chosen and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for
       Director:

   Name                                     Vote For                          Vote Withheld
   ----                                     --------                          -------------
   James M. Howell                         13,906,350                            53,094
   George W. Masters                       13,908,403                            51,041
   John E. Bagalay, Jr.                    13,907,950                            51,494
   Gerald S. J. Cassidy                    13,908,150                            51,294
   Kenneth G. Condon                       13,909,050                            50,394
   Norman A. Jacobs                        13,909,058                            50,386
   John R. Murphy                          13,909,238                            50,206
   John R. Silber                          13,893,070                            66,374


   (2) The shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 25,000,000 to 30,000,000. This proposal was approved with 13,571,916 votes for the proposal, 135,785 votes against the proposal, 158,721 abstentions and 93,022 broker non-votes.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENT

  On July 1, 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million loan financing obtained in June 1995 to release the Company from its liability to the banks involved. The new agreement replaces the lines of credit with convertible Series B Preferred Stock each share of Series B Preferred Stock is convertible at the investor's option into a number of shares of Seragen Common Stock determined by dividing $1,000, by the average of the closing sale price is of the Common Stock as reported on the Nasdaq Stock Market for the ten consecutive trading days immediately preceding the conversion date. The holders of Series B Preferred Stock are entitled to receive a cumulative dividend payable in arrears in cash quarterly on the last day of March, June, September, and December of each year commencing on September 30, 1996 at an annual rate equal to the prime rate plus 1 1/2% through June of 1999 and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% in 2003. The investors also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock (250,000 warrants for every $1,000,000 of Preferred Stock purchased) at an exercise price of $4.00 per share. The warrants are exercisable commencing on January 1, 1997 and expire on July 1, 2006. At any time with the approval of the members of the Board of Directors not affiliated with Boston University, Audit Committee, or a comparable body, the Company may redeem any or all of the outstanding shares of convertible Series B Preferred Stock for cash. The redemption price per share of Series B Preferred Stock is $1,000, plus an amount equal to any accrued and unpaid dividends, from the date of issuance of the Series B Preferred Stock.

                                SERAGEN, INC.
                                   PART II
                              OTHER INFORMATION

                           -----------------------

      The Company has included in this report a June 30, 1996 Pro Forma Balance Sheet to show the effect of the loan restructuring. The following pro forma adjustments were incorporated into the pro forma balance sheet: the conversion of $23.8 million of long-term debt into Series B convertible preferred stock net of estimated restructuring costs of $80,000; and the expensing of $3.0 million of prepaid interest and $400,000 of debt issuance costs associated with the outstanding loans. Also the valuation of 5,950,000 warrants is currently being calculated and was not included in the pro forma balance sheet.

ITEM 6. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

        (a) Exhibit Index

            Exhibit 3.3 - Restated Certificate of Incorporation, as amended, of the Registrant (filed herewith)

            Exhibit 4.5 - Amended Certificate of Designation of Series A Preferred Stock of the Registrant, dated May 28, 1996 (filed herewith)

            Exhibit 4.6 - Certificate of Designation of Series B Preferred Stock of the Registrant, dated June 28, 1996 (filed herewith)

            Exhibit 4.7 - Certificate of Correction of Amended Certificate of Designation of Series A Preferred Stock of the Registrant, dated August 6, 1996 (filed herewith)

            Exhibit 10.56 - Amendment dated May 28, 1996 (filed herewith) to Sales and Distribution Agreement, dated August 3, 1994 (previously filed as Exhibit 10.50 to the Registrant's Form 10-Q, for the six months ending June 30, 1994), as amended by Amendment dated June 30, 1995 (previously filed as Exhibit 10.48 to the Registrant's Form 10-Q, for the six months ending June 30, 1995)

            Exhibit 10.57 - Subscription and Registration Agreement, dated June 28, 1996, by and between the Registrant, Seragen Technology, Inc. and the persons listed on Schedule 1 thereto (filed herewith)

            Exhibit 10.58 - Form of Warrant due July 1, 2006 (filed herewith)

            Exhibit 10.59 - Collateral Assignment of Patents, dated July 1,1996, by and between Seragen Technology, Inc. and the persons listed on Schedule A thereto (filed herewith)

            Exhibit 10.60 - Reassignment of Patents, dated July 1, 1996, by and between the Registrant and the persons as listed on Schedule A thereto (filed herewith)

            Exhibit 10.61 - Escrow Agreement, dated July 1, 1996 by and between Seragen Technology, Inc. and the Investors as defined on Schedule A thereto (filed herewith)

            Exhibit 10.62 - Assignment of Patents, dated June 28, 1996 by and between the Registrant and Seragen Technology, Inc. (filed herewith)

                                SERAGEN, INC.
                                   PART II
                              OTHER INFORMATION

                           -----------------------




            Exhibit 10.63 - Irrevocable License Agreement, dated June 28, 1996 by and between the Registrant and Seragen Technology, Inc. (filed herewith)

            (b) Reports on Form 8-K

            A Current Report on Form 8-K for June 6, 1996 event, relating to the Registrant's announcement that it had raised gross proceeds of $4 million (approximately $3.8 million net of offering costs) through the sale of 4,000 shares of Series A convertible preferred stock to investors outside the United States.

            A Current Report on Form 8-K for July 1, 1996 event, relating to the Registrant's Pro-Forma Balance Sheet as of May 31, 1996 and the statement of operations for the five month period ended May 31, 1996, demonstrating the Registrant's compliance as of May 31, 1996 on a pro forma basis with the net tangible asset requirement for continued inclusion on the Nasdaq National Market.

                                SERAGEN, INC.
                                  SIGNATURES

                           -----------------------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SERAGEN, INC.



Date: August 12, 1996                             by:  /s/  George W. Masters
                                                     --------------------------
                                                     George W. Masters
                                                     Vice Chairman of the Board
                                                     and Chief Executive Officer



Date: August 12, 1996                             by:  /s/ Thomas N. Konatich
                                                     --------------------------
                                                     Thomas N. Konatich
                                                     Vice President for Finance
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                SERAGEN, INC.
                                EXHIBIT INDEX

                           -----------------------

 Exhibit
  Number                        Description                                 Page
- --------------------------------------------------------------------------------
 (3.3)      Restated Certificate of Incorporation, as amended, of the
            Registrant (filed herewith)
 (4.5)      Amended Certificate of Designation of Series A Preferred Stock
            of the Registrant, dated May 28, 1996 (filed herewith)
 (4.6)      Certificate of Designation of Series B Preferred Stock of the
            Registrant, dated June 28, 1996 (filed herewith)
 (4.7)      Certificate of Correction of Amended Certificate of Designation
            of Series A Preferred Stock of the Registrant, dated August 6,
            1996 (filed herewith)
(10.56)*    Amendment dated May 28, 1996 (filed herewith) to Sales and
            Distribution Agreement, dated August 3, 1994 (previously filed as Exhibit 10.50 to the Registrant's Form 10-Q, for the six
            months ending June 30, 1994) as amended by Amendment dated
            June 30, 1995 (previously filed as Exhibit 10.48 to the
            Registrant's Form 10-Q, for the six months ending June 30,
            1995)
(10.57)     Subscription and Registration Agreement, dated [June 28, 1996], by and between the Registrant, Seragen Technology, Inc. and the persons listed on Schedule 1 thereto (filed herewith)
(10.58)     Form of Warrant due July 1, 2006 (filed herewith)
(10.59)     Collateral Assignment of Patents, dated July 1, 1996, by and between Seragen Technology, Inc. and the persons listed on
            Schedule A thereto (filed herewith)
(10.60)     Reassignment of Patents, dated July 1, 1996, by and between the Registrant and the persons listed on Schedule A thereto
            (filed herewith)
(10.61)     Escrow Agreement, dated July 1, 1996, by and between Seragen
            Technology, Inc. and the persons listed on Schedule A thereto
            (filed herewith)
(10.62)     Assignments of Patents, dated June 28, 1996, by and between the Registrant and Seragen Technology, Inc. (filed herewith)
(10.63)     Irrevocable License Agreement, dated June 28, 1996 by and
            between the Registrant and Seragen Technology, Inc.
            (filed herewith)
================================================================================
NOTES:
(*) All exhibit descriptions followed by (*) indicate documents with respect to which Confidential Treatment has been requested.