Form 10-Q
period 1996-09-30
SERAGEN INC
filed 1996-11-14
CIK 833299

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended   September 30, 1996    Commission file number   0-19855
                  ----------------------                         -----------


                                  SERAGEN, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                                   04-2662345
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S Employer
incorporation or organization)                             Identification No.)


  97 South Street, Hopkinton, MA                                    01748
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (508) 435-2331
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes   X     No
                                                              -----      -----

16,963,975 shares of Common Stock, par value $.01, were outstanding on November 4, 1996.

                             Total Number of Pages: ___
                             Exhibit Index at Page: ___

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended   September 30, 1996    Commission file number   0-19855
                  ----------------------                         ------------


                                  SERAGEN, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                                   04-2662345
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S Employer
incorporation or organization)                             Identification No.)


  97 South Street, Hopkinton, MA                                     01748
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                 (508) 435-2331
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes   X    No
                                                               -----     -----

16,963,975 shares of Common Stock, par value $.01, were outstanding on November 4, 1996.

                                  SERAGEN, INC.
                                      INDEX




                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

 Balance Sheets -
  December 31, 1995 and September 30, 1996................................  3

 Statements of Operations
  Three and Nine Months Ended September 30, 1995 and 1996.................  4

 Statements of Cash Flows
  Nine Months Ended September 30, 1995 and 1996...........................  5

 Notes to Financial Statements............................................  6

Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations...........................  8


PART II - OTHER INFORMATION
---------------------------

Item 1 Legal Proceedings (None)

Item 2 Changes in Securities............................................   12

Item 3 Defaults upon Senior Securities (None)

Item 4 Submission of Matters to a Vote of Security Holders (None)

Item 5 Other Information (None)

Item 6 Exhibits and Reports on Form 8-K..................................  12

Signatures ..............................................................  13

                                  SERAGEN,INC.

                                             BALANCE SHEETS

                                             (UNAUDITED)

                                     ASSETS
                                                                           DECEMBER 31,    SEPTEMBER 30,
                                                                              1995             1996
                                                                           ------------    -------------
Current assets:
  Cash and cash equivalents.............................................. $     435,460    $   6,321,560
  Restricted cash........................................................       435,318          435,318
  Contract receivable....................................................       686,055          404,796
  Unbilled contract receivable...........................................       496,147          595,631
  Prepaid expenses and other current assets..............................       335,238          207,213
                                                                          -------------    -------------
                 Total current assets....................................     2,388,218        7,964,518

Property and equipment, net..............................................     5,198,136        4,860,076
Investment in affiliate..................................................     2,599,864          747,596
Deferred commission......................................................     2,060,000               --
Prepaid interest.........................................................     3,528,677               --
Other assets.............................................................       524,613           80,620
                                                                          -------------    -------------
                 Total assets............................................ $  16,299,508    $  13,652,810
                                                                          =============    =============

                 LIABILITIES AND STOCKHOLDERS' ( DEFICIT) EQUITY

Current liabilities:
  Accounts payable.......................................................       725,326          998,905
  Current maturities of long-term debt...................................       248,494          117,657
  Accrued commission payable.............................................       300,000               --
  Accrued expenses.......................................................     2,413,284        1,815,504
  Short-term obligation, less unamortized discount.......................            --        3,956,193
                                                                          -------------    -------------
                 Total current liabilities...............................     3,687,104        6,888,259

Non-current liabilities:
  Long-term debt, less current maturities................................    12,537,417               --
  Deferred revenue.......................................................     5,000,000               --
  Long-term obligation, less unamortized discount........................     3,440,482               --
  Affiliate guarantee....................................................     2,076,000        2,076,000
                                                                          -------------    -------------
                 Total non-current liabilities...........................    23,053,899        2,076,000

Stockholders'(deficit) equity:

  Preferred stock, $.01 par value; 5,000,000 shares authorized
    Convertible preferred stock, Series A, $.01 par value;
      issued and outstanding 3,566 shares at September 30,
      1996, $3,663,432 liquidation preference ...........................            --        3,423,432

    Convertible preferred stock, Series B, $.01 par value;
      issued and outstanding 23,800 shares at September 30,
      1996, $23,800,000 liquidation preference ..........................            --       15,098,938

    Convertible preferred stock, Series C, $.01 par value;
      issued and outstanding 5,000 shares at September 30,
      1996, $5,000,000 liquidation preference ...........................            --        4,967,000

  Common stock, $.01 par value; 30,000,000 shares
      authorized; issued 16,521,212 shares at December 31,
      1995 and 16,823,557 shares at September 30,
      1996, respectively ................................................       165,212          168,235

Additional paid-in capital...............................................   141,759,580      150,849,168
Accumulated deficit .....................................................  (152,273,333)    (169,818,222)
                                                                          -------------    -------------
                                                                            (10,348,541)       4,688,551
                                                                          -------------    -------------
Less treasury stock 14,632 shares at cost at December 31, 1995 ..........       (92,954)              --
                                                                          -------------    -------------
                 Total stockholders' (deficit) equity....................   (10,441,495)       4,688,551
                                                                          -------------    -------------
                 Total liabilities and stockholders' (deficit) .......... $  16,299,508    $  13,652,810
                                                                          =============    =============







The accompanying notes are an integral part of the financial statements.

                                       SERAGEN, INC.

                                               STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                  FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                              ----------------------------    ----------------------------
                                                  1995            1996            1995           1996
                                              ------------    ------------    ------------    ------------

Revenue:
  Contract revenue and license fees .......   $    721,137    $  1,613,833    $  2,103,284    $  9,360,075
                                              ------------    ------------    ------------    ------------
Operating expenses:
  Cost of contract revenue and license fees        721,137         693,762       2,103,284       3,322,003
  Research and development ................      3,827,738       3,477,591      10,671,731      10,352,922
  General and administrative ..............      1,242,866         941,812       3,744,546       5,477,209
                                              ------------    ------------    ------------    ------------
                                                 5,791,741       5,113,165      16,519,561      19,152,134
                                              ------------    ------------    ------------    ------------

                  Loss from operations ....     (5,070,604)     (3,499,332)    (14,416,277)     (9,792,059)


Equity in loss of affiliate ...............             --         210,299              --       1,852,268
Interest income ...........................         16,969          25,665          54,202          66,774
Interest expense ..........................        591,230       3,666,103       1,109,042       5,278,522
                                              ------------    ------------    ------------    ------------

                  Net loss ................     (5,644,865)     (7,350,069)    (15,471,117)    (16,856,075)

Dividends .................................             --         662,147              --         688,814
                                              ------------    ------------    ------------    ------------
      Net loss applicable to common
       stockholders .......................   $ (5,644,865)   $ (8,012,216)   $(15,471,117    $(17,544,889)
                                              ============    ============    ============    ============

Net loss per common share .................   $      (0.34)   $      (0.48)   $      (0.95)   $      (1.06)
                                              ============    ============    ============    ============
Weighted average common shares used in
  computing net loss per share ............     16,461,616      16,691,874      16,310,144      16,619,514
                                              ============    ============    ============    ============




















    The accompanying notes are an integral part of the financial statements.

                                    SERAGEN, INC.

                                        STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                                                   FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                  1995              1996
                                                              ------------       ------------
Cash flows from operating activities:
  Net loss .............................................      $(15,471,117)      $(16,856,075)
                                                              ------------       ------------
  Adjustments to reconcile net loss
      to net cash used in operating activities:
      Depreciation and amortization ....................           719,226            700,409
      Compensation associated with stock issuance ......                --             20,501
      Equity in loss of affiliate ......................                --          1,852,268
      Loss on disposal of property and equipment .......             2,237                519
      Amortization of discount of long-term debt .......           515,711            515,711
      Amortization of prepaid interest .................           376,007          3,528,677
      Amortization of debt issuance costs ..............            43,858            558,411
  Changes in operating assets and liabilities:
      Contract receivable ..............................          (327,694)           281,259
      Unbilled contract receivable .....................            40,686            (99,484)
      Prepaid expenses and other current assets ........           258,889            128,025
      Accounts payable .................................            94,394            273,579
      Deferred commission ..............................                --          2,060,000
      Accrued commission payable .......................          (300,000)          (300,000)
      Accrued expenses .................................           (18,590)          (597,780)
      Deferred revenue .................................                --         (5,000,000)
                                                              ------------       ------------
Net cash (used in) operating activities ................       (14,066,393)       (12,933,980)
                                                              ------------       ------------
Cash flows from investing activities:
  Proceeds from sales of marketable securities .........         2,034,948                 --
  Purchases of property and equipment ..................          (172,622)          (362,868)
  Decrease in other assets .............................             4,050              1,915
                                                              ------------       ------------
Net cash provided by (used in) investing activities ....         1,866,376           (360,953)
                                                              ------------       ------------
Cash flows from financing activities:
  Net proceeds from stock issuances ....................           192,547          8,838,542
  Purchases of treasury stock ..........................          (157,562)           (89,625)
  Proceeds from issuance of long-term debt .............         9,000,000         11,300,000
  Repayments of long term debt .........................          (145,348)          (168,255)
  Debt issuance costs ..................................          (486,945)          (116,334)
  Dividends paid .......................................                --           (583,295)
                                                              ------------       ------------
Net cash (used in) provided by financing activities ....         8,402,692         19,181,033
                                                              ------------       ------------
Net (decrease) increase in cash and cash equivalents ...        (3,797,325)         5,886,100
Cash and cash equivalents, beginning of period .........         5,536,782            435,460
                                                              ------------       ------------
Cash and cash equivalents, end of period ...............      $  1,739,457       $  6,321,560
                                                              ============       ============
Supplemental disclosure of cash flows information
  Cash payments for interest ...........................      $    218,206       $    758,771
                                                              ============       ============












    The accompanying notes are an integral part of the financial statements.

                                  SERAGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   ----------

1.  BASIS OF PRESENTATION

   The accompanying financial statements are unaudited and have been prepared by Seragen, Inc. (the "Company") in accordance with generally accepted accounting principles.

   Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented.

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

2.  USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reported period(s). Actual results could differ from those estimates.

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

4.  REGULATION S

      On May 29, 1996, the Company raised gross proceeds of $4 million (approximately $3.8 million net of offering fees) through the sale of 4,000 shares of Seragen convertible Series A Preferred Stock ("Series A Shares") to investors outside the United States. The Series A Shares are convertible at the option of the holders, beginning July 15, 1996, into shares of Seragen Common Stock at a conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. Terms of the Series A Shares also provide for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion. The holders of the Series A Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each Series A Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series A Shares so that such amount must be paid on each Series A Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series A Shares. Any shares which remain outstanding on November 29, 1997 will be automatically converted into shares of Seragen Common Stock. As of October 31, 1996, 644 Series A Shares were converted into 337,715 shares of Common Stock at conversion prices from $2.774 to $1.296 per share. The Series A Shares were reflected at $3,423,432 at September 30, 1996 which includes accrued dividends payable from the issuance date through September 30, 1996. Dividend expense related to the Series A Shares was approximately $106,000.

                                  SERAGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   ----------

5.  LOAN RESTRUCTURING

     On July 1, 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million loan financing obtained in June 1995 to release the Company from its liability to the banks involved. The new agreement replaces the lines of credit with convertible Series B Preferred Stock ("Series B Shares"). Each Series B Share is convertible at any time at the investor's option into a number of shares of Seragen Common Stock determined by dividing $1,000 by the average of the closing sale prices of the Common Stock as reported on the Nasdaq Stock Market for the ten consecutive trading days immediately preceding the conversion date. The holders of Series B Shares are entitled to receive a cumulative dividend payable in arrears in cash quarterly on the last day of March, June, September, and December of each year commencing on September 30, 1996 at an annual rate equal to the prime rate plus 1 1/2% through June 1999 and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% in 2003. The investors also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock (250,000 warrants for every $1,000,000 of preferred stock purchased) at an exercise price of $4.00 per share. The warrants are exercisable commencing on January 1, 1997 and expire on July 1, 2006. The holders of the Series B Shares are entitled to vote, on any matter submitted to a vote of the shareholders of the Company, and are entitled to the number of votes equal to the product of (x) the number of Series B Shares held on the record date for the determination of the stockholders entitled to vote on such matters or, if no record date is established, in accordance with applicable provisions of Delaware law, and (y) $1,000, divided by $4.00. Each Series B Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Shares so that such amount must be paid on each Series B Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares for cash.

   In connection with the restructuring, the Company expensed $3.0 million of prepaid interest and $558,000 of debt issuance costs associated with the outstanding loans. The Series B Shares were reflected at $15,098,938 (net of restructuring costs of $83,111) at September 30, 1996. Dividend expense related to the Series B Shares was approximately $580,000. The Company has estimated the average fair market value of the warrants to be $1.45 per warrant or $8,617,951 for the 5,950,000 issued and outstanding warrants. Proceeds ascribed to the warrants have been reflected in additional paid-in capital.

6.  REGULATION D

   On September 30, 1996, the Company raised net proceeds of approximately $5 million through the sale of 5,000 shares of the Company's non-voting convertible Series C Preferred Stock ("Series C Shares") in a private placement to an institutional investor under Regulation D of the Securities Act of 1933. The Series C Shares are convertible at the option of the holder into shares of Seragen Common Stock at a conversion price equal to the lesser of $2.75 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. Terms of the Series C Shares also provide for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion. Each Series C Share has a liquidation preference equal to $1,000 plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series C Shares in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company. Series C Shares which remain outstanding on March 30, 1998 will be automatically converted into shares of the Company's Common Stock. The Company's Series C Shares were reflected at $4,967,000 (net of estimated issuance costs of $33,000) at September 30, 1996.

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

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1996 and 1995. The Company's net loss applicable to common stockholders for the three-month period ending September 30, 1996 was $8.0 million compared to $5.6 million for the same period in the prior year. This increase of $2.4 million in 1996 was primarily due to the expensing of $3.0 millon of prepaid interest associated with the restructuring of the June 1995 loan guarantees and $662,000 for dividend fees associated with the Series A and Series B Preferred Stock. This increase in interest and dividend expense was partially offset by an increase in revenue and a decrease in total operating expenses.

     The Company's revenues for the three months ending September 30, 1996 and 1995 were $1.6 million and $721,000, respectively. In the third quarter of 1996, revenue consisted of a one-time $1.4 million fee relating to the exercise by a third party of an option to license certain patents in the field of transplantation. The remaining $200,000 in revenue in 1996 is associated primarily with contract revenue from Eli Lilly and Company ("Lilly") for certain development costs of IL-2 Fusion Protein for cancer therapy as compared to $721,000 in 1995. The decrease in contract revenue in 1996 is a result of a restructuring of the terms of a third party clinical trial management contract which is primarily funded by Lilly.

     Total operating expenses decreased $700,000 to $5.1 million in 1996 from $5.8 million in 1995. Fees associated with the cost of contract revenue and license fees were substantially unchanged for the three month period ending September 30, 1996 and 1995. However, there was a decrease of approximately $500,000 in cost of contract revenue from Lilly because of the change in terms of the third party clinical trial management contract mentioned above. This decrease was offset by a $500,000 increase related to a sub-license fee payable on the patent license revenue mentioned above. Research and development expenses decreased $300,000 to $3.5 million in the third quarter of 1996 from $3.8 million for the same period of 1995. This decrease was partially due to the decision by the Company in 1996 to focus it's financial resources on IL-2 Fusion Protein for cancer and psoriasis therapies thereby reducing clinical development activity in other indications. An additional decrease was realized through a reduction in non-reimbursable research grants and outside pre-clinical testing. General and administrative expenses decreased $300,000 to $942,000 in the third quarter of 1996 as compared to $1.2 million in 1995. This decrease is primarily due to a reduction in payroll expense.

                                  SERAGEN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------


     In the third quarter of 1996, a non-cash charge of $210,000 was recorded to reflect the potential obligation by the Company to the investors in Seragen Biopharmaceuticals Ltd. ("SBL") in connection with certain put rights. Interest income increased by $9,000 to $26,000 in the third quarter of 1996 from $17,000 in the third quarter of 1995 primarily due to higher average balances of cash equivalents in 1996. Interest expense increased by $3.1 million to $3.7 million in the third quarter of 1996 from $591,000 in the third quarter of 1995 primarily because of the expensing of $3.0 million of prepaid interest and $475,000 of debt issuance costs associated with the repayment of the June 1995 loans. In the third quarter of 1996, dividend fees were $662,000 associated with the Series A and Series B Preferred Stock.

     Nine Months ended September 30, 1996 and 1995. The Company's net loss applicable to common stockholders for the nine-month period ending September 30, 1996 was $17.5 million compared to $15.5 million for the same period in the prior year. This increase of $2.0 million in 1996 was primarily due to the expensing of $3.0 million of prepaid interest associated with the restructuring of the June 1995 guaranteed loans, a non-cash charge of $1.9 million for the potential obligation by the Company to the investors in SBL in connection with certain put rights, and $689,000 for dividend fees associated with the Series A and Series B Preferred Stock. These increases in interest and dividend expense were partially offset by a net increase in revenue of $2.9 million due to an amendment to the Sales and Distribution Agreement between the Company and Lilly in the second quarter of 1996.

     The Company's revenues for the nine-month period ending September 30, 1996 were $9.4 million compared to $2.1 million for the nine months ending September 30, 1995. The increase of $7.3 million in revenue in 1996 was the result of a one-time $1.5 million fee relating to the exercise by a third party of an option to license certain patents in the field of transplantation, the recognition of $5.0 million of revenue in the second quarter of 1996 for which cash had been previously paid by Lilly in August 1994 and an increase of $700,000 primarily in contract revenue from Lilly associated with the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy.

     Total operating expenses increased $2.7 million to $19.2 million in 1996 from $16.5 million in 1995. Fees associated with the cost of contract revenue and license fees increased $1.2 million to $3.3 million in 1996 compared to $2.1 million for the same period in the prior year. This increase is due to an increase of $700,000 for the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy and approximately an increase of $500,000 related to a sub-license fee payable on the patent license revenue mentioned above. Research and development expenses decreased $300,000 to $10.4 million in 1996 from $10.7 million in 1995. This decrease was partially due to the decision by the Company in 1996 to focus it's financial resources on IL-2 Fusion Protein for cancer and psoriasis therapies thereby reducing clinical development activity in other indications. An additional decrease was realized through a reduction in non-reimbursable research grants and outside pre-clinical testing. General and administrative expenses increased $1.8 million to $5.5 million in 1996 from $3.7 million in 1995. The increase was primarily the result of a non-cash charge of $2.1 million in the second quarter of 1996 for commission expense associated with an amendment to the Sales and Distribution Agreement between the Company and Lilly. This increase is partially offset by a decrease in patent legal fees and payroll expense.

     In the nine months ending September 30, 1996, a non-cash charge of $1.9 million was recorded to reflect the potential obligation by the Company to the investors in SBL in connection with certain put rights. Interest income increased $13,000 to $67,000 in 1996 from $54,000 in 1995 due to higher average balances of cash equivalents in 1996. Interest expense increased $4.2 million to $5.3 million in 1996 from $1.1 million in 1995 primarily because of the expensing of $3.0 million of prepaid interest and $475,000 of debt issuance costs associated with the repayment of the June 1995 loans and due to higher loan balances in the first and second quarters of 1996.

                                  SERAGEN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------


In 1996 dividend fees were $689,000 associated with the Series A and Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had approximately $6.3 million in cash and cash equivalents and $14.0 million invested in property and equipment, consisting primarily of leasehold improvements to the Company's manufacturing facility, laboratory facilities and laboratory equipment.

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

     The Company anticipates that existing cash, cash equivalents, and the interest thereon, and reimbursement for clinical costs for the development of IL-2 Fusion Protein for cancer therapy will be sufficient to fund the Company's working capital requirements through approximately December 1996. The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1995 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This may adversely affect the Company's ability to raise additional capital.

     The Company's ability to finance its operations beyond December 1996 is dependent upon its ability to raise additional capital through debt or equity financings, possible additional payments under the strategic alliance with Lilly, or such other sources of financing, including partnerships, as may be required.

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

UNCERTAINTIES

     To the extent that any of the statements contained herein relating to the Company's products and its operations are forward looking, such statements are based on current expectations that involve a number of uncertainties and risks. Such uncertainties and risks include, but are not limited to, the early stage of the Company's product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; Boston University's control of the Company; the Company's reliance on fusion protein technology; the potential development of competing fusion proteins, products and technologies; the Company's dependence on its collaborative partner, Eli Lilly and Company, and the lack of assurance that the Company will receive further funding under this partnership or develop and maintain other strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities and products; the Company's limited manufacturing capabilities; the Company's lack of commercial sales and marketing capabilities; the dependence on key personnel; the

                                  SERAGEN, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ----------


development of competing technologies; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other orgainizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforst involve a high degree or risk. For further information, refer to the risk factors included in the Company's Registration Statement on Form S-3, Registration No. 333-12613, relating to the resale of shares of Common Stock, as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

                                  SERAGEN, INC.
                                     PART II
                                OTHER INFORMATION

                                   ----------


ITEM 2.  CHANGES IN SECURITIES

  On September 30, 1996, the Company filed a Certificate of Designation, Preferences and Rights of Series C Preferred Stock which amended the Company's Restated Certificate of Incorporation (which defines the rights of holders shares of the Company's Common Stock) to add a new series of Preferred Stock designated as Series C Preferred Stock (the "Series C Shares"). As of November 8, 1996, the Company had issued all 5,000 Series C Shares. Each Series C Share is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of $2.75 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. The holders of the Series C Shares also are entitled to receive upon conversion 8% cumulative dividends payable in shares of Common Stock. The holders of the Series C Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each Series C Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series C Shares so that such amount must be paid on each Series C Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series C Shares.


ITEM 6. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

      (a) Exhibit Index

      Exhibit 3.4 Restated By-Laws of the Registrant, as amended (filed herewith)

      Exhibit 10.64 Employment Agreement, dated November 6, 1996, by and between the Registrant and Mr. Reed Prior (filed herewith)

      Exhibit 10.65 Employment Agreement, dated November 6, 1996, by and between the Registrant and Jean C. Nichols, Ph.D., (filed herewith)

      Exhibit 10.66 Stockholders Agreement, dated November 6, 1996, by and between the Registrant and Boston University, Leon C. Hirsch, Turi Josefsen, Gerald S.J. Cassidy, Loretta P. Cassidy and Reed R. Prior (filed herewith)

      Exhibit 10.67 Retirement and Consulting Agreement, dated November 6, 1996, by and between the Registrant and Mr. George W. Masters (filed herewith)

      Exhibit 27 Financial Data Schedule (Edgar)

      (b) Reports on Form 8-K

      A Current Report on Form 8-K for September 30, 1996 event, relating to the Registrant's announcement that it has raised $5.0 million through the sale of 5,000 shares of Series C convertible preferred stock in a private placement under Regulation D of the U.S. Securities Act of 1933.

      A Current Report on Form 8-K for November 6, 1996 event, relating to the Registrant's announcement that, effective immediately, the board had elected Reed R. Prior chairman, chief executive officer and treasurer of the company. The board also elected Jean Nichols president, chief technology officer, and a member of Seragen's board of directors. Former vice chairman and CEO, George Masters, announced his retirement but would remain as a consultant to the company. In addition, James Howell, stepped down as chairman, and also retired from the board of directors; and chief financial officer, Thomas N. Konatich, resigned from the company, effective November 12th.

                                  SERAGEN, INC.
                                   SIGNATURES

                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SERAGEN, INC.



Date: November 12, 1996          by: /s/  Reed R. Prior
                                    ------------------------------------------
                                    Reed R. Prior
                                    Chairman of the Board
                                    and Chief Executive Officer



Date: November 12, 1996          by: /s/ Jean C. Nichols
                                    -------------------------------------------
                                    Jean C. Nichols, Ph.D.
                                    President and
                                    Chief Scientific Officer
                                    (Principal Financial and Accounting Officer)

                                  SERAGEN, INC.
                                  EXHIBIT INDEX

                                   ----------


  Exhibit
   Number                        Description                               Page
-------------------------------------------------------------------------------
(3.4)             Restated By-Laws of the Registrant, as amended
                  (filed herewith)

(10.64) Employment Agreement, dated November 6, 1996, by and between the Registrant and Reed Prior (filed herewith)

(10.65) Employment Agreement, dated November 6, 1996, by and between the Registrant and Jean C. Nichols, Ph.D., (filed herewith)

(10.66) Stockholders Agreement, dated November 6, 1996, by and between the Registrant and Boston University, Leon Hirsch Turi Josefsen, Gerald S.J. Cassidy, Loretta P. Cassidy and Reed R. Prior (filed herewith)

(10.67) Retirement and Consulting Agreement, dated November 6 1996, by and between the Registrant and Mr. George W. Masters (filed herewith)

(27)              Financial Data Schedule (Edgar)







==============================================================================