Form 10-K
period 1996-12-31
SERAGEN INC
filed 1997-04-02
CIK 833299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                 for the fiscal year ended December 31, 1996

                     Commission file number   0-19855

                                 SERAGEN, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                       04-2662345
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)       Identification No.)

                     97 South Street, Hopkinton, MA    01748
              (Address of principal executive offices)(Zip Code)

                               (508) 435-2331
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [x]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq Stock Market, of voting stock held by non-affiliates at March 27, 1997: $9,478,775 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at March 27, 1997 was 18,048,881 shares.

PART I

ITEM 1.  BUSINESS

General

     Seragen is a leader in the discovery and development of a new class of therapeutic products called fusion proteins or fusion toxins ("fusion proteins"). This technology has led to the discovery of a number of molecules, two of which have been studied in clinical trials for the treatment of cancers and autoimmune diseases. The Company's lead molecule, DAB389IL-2, is currently completing Phase III clinical trials for cutaneous T-cell lymphoma ("CTCL") and a Phase I/II clinical trial for psoriasis. Seragen plans to file, in 1997, a Biologic License Application ("BLA") with the U.S. Food and Drug Administration ("FDA") for approval of the molecule's use in CTCL patients who have received previous treatment with other agents. The Company has requested consideration for accelerated approval from the FDA, a process which provides for a decision in as little as six months on applications for products intended to treat certain life-threatening illnesses. The FDA will decide at the time of filing if the Company's BLA qualifies for the accelerated approval process. A second molecule developed from the same technology, DAB389EGF, is in a Phase I/II clinical trial for non-small cell lung cancer.

     Seragen's proprietary Fusion proteins consist of fragments of diphtheria toxin genetically fused to a ligand (a targeting and binding mechanism) that targets specific receptors on the surface of disease-causing cells. The Fusion proteins are designed to:

     - bind to specific receptors present on the surface of disease-causing cells;
     - penetrate the target cells; and
     - destroy the target cells' ability to manufacture proteins, thereby killing the targeted cells and destroying their ability to spread disease.

     Seragen builds its Fusion proteins from a template based on the genetic components of the diphtheria toxin molecule. Using this platform, the Company has genetically engineered six Fusion proteins, each of which consists of fragments of diphtheria toxin fused to a different targeting ligand, such as a polypeptide hormone or growth factor. The Company has conducted clinical trials of two proteins, DAB389IL-2 and DAB389EGF, for applications in oncology, dermatology, HIV, and autoimmune disorders. Although it has created four other proteins, namely DAB389IL-4, DAB389IL-6, DAB389CD-4, and DAB389MSH, for oncology, infectious disease, and autoimmune disorders, the Company has, at this point, focused its clinical efforts on its two leading molecules, DAB389IL-2 and DAB389EGF.

     The Company entered into a strategic alliance with Eli Lilly and Company ("Lilly") in 1994 to develop DAB389IL-2 for cancer. The Lilly alliance has provided Seragen with funding to take its first product through Phase III clinical trials for CTCL. Through this alliance, Lilly has exclusive worldwide development, distribution, and marketing rights to DAB389IL-2 for the treatment of cancer, except in certain Asian countries. All pre-clinical and clinical programs other than those covered by the Lilly alliance have thus far been funded by the Company independently.

     During 1996, the Company effected three issuances of preferred stock to meet certain of its financing needs. On May 29, 1996, the Company raised net proceeds of $3.8 million through the sale of 4,000 shares of the Company's non-voting convertible Series A Preferred Stock ("Series A Shares") to investors outside the United States. On July 1, 1996, the Company restructured its arrangement with certain guarantors of the Company's June 1995 $23.8 million bank financing so that the guarantors directly assumed the Company's liability to the banks. In exchange for the guarantors satisfaction of the Company's liability to the banks, the Company issued 23,800 shares of its Series B Preferred Stock ("Series B Shares") to the guarantors. The Series B shareholders also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock at an exercise price of $4.00 per share. In addition to these warrants, the investors may receive additional warrants pursuant to anti-dilution provisions. In connection with this, the Company entered into a number of transactions by which the Company transferred all of its patents to a subsidiary, which in turn made a collateral assignment of the patents to the Series B shareholders as security for dividend payments. See "Liquidity and Capital Resources." On September 30, 1996, the Company raised proceeds of $5 million through the sale of 5,000 shares of the Company's non-voting convertible Series C Preferred Stock ("Series C Shares") in a private placement with Boston University.

     On February 18, 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to Boston University ("Boston University" or "B.U.") or a designated affiliate for $5 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. B.U. has paid the Company $4.5 million as a deposit and has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company currently may use this deposit to fund its operations. At the closing, a majority of the Company's employees involved in the manufacturing and clinical operations will become employees of B.U. Both the deposit and the operating costs paid by B.U. are subject to refund in the event that conditions for closing are not met.

     Simultaneously, the Company entered into a service agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. This service contract expires in January 1999 and is subject to early termination provisions, as defined, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The service contract may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacture and clinical operations facilities. The Company has agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. The service agreement is expected to substantially reduce operating costs in research and development as Seragen will be contracting solely for the services that the Company requires for clinical and manufacturing purposes.

     The Company was organized as a Massachusetts corporation in 1979 in a joint venture between Boston University and several of its scientific faculty members. It adopted its present name in 1980 and was reincorporated as a Delaware corporation in February 1982. Since 1985, the Company has focused substantially all of its efforts and resources on research and development of its Fusion protein technology. Boston University became the Company's majority stockholder in 1987 and was the Company's principal source of working capital from that time until the Company's initial public offering in April 1992. The Company's executive offices and laboratories are located at 97 South Street, Hopkinton, Massachusetts 01748, and its telephone number is (508) 435-2331.

Product Development Update

     The Company's Fusion protein technology has led to the discovery of a number of molecules, two of which have been subjects of clinical trials for the treatment of cancers and/or autoimmune diseases. The Company's lead molecule, DAB389IL-2, is currently in Phase III clinical trials for CTCL and a Phase I/II clinical trial for psoriasis. A second molecule developed from the same technology, DAB389EGF, is in a Phase I/II clinical trial for non-small cell lung cancer and may be applicable in a variety of solid tumor cancers.

Interleukin-2 ("IL-2") Fusion Protein (DAB389IL-2)

     Seragen has designed two versions of an Interleukin-2 fusion protein that combine the cell-killing action of diphtheria toxin and the specific cell-targeting ability of the growth factor, IL-2. IL-2 Fusion proteins bind to the IL-2 receptor ("IL-2R") on activated lymphocytes and malignant T-cells and B-cells. Once bound to the surface receptor, the molecule is internalized and the cell-killing portion of the fusion toxin passes into the cell where it inhibits protein synthesis, ultimately causing cell death.

     DAB486IL-2, Seragen's first version of IL-2 Fusion protein to be studied, was evaluated in a series of Phase I/II clinical trials and established the Company's rationale for IL-2R targeted therapy. Clinical evaluation of DAB486IL-2 was discontinued shortly after the development of DAB389IL-2 because DAB389IL-2 is more potent biologically and more economical to manufacture.

     Cancer

     Cancer is characterized by uncontrolled growth of malignant cells capable of forming secondary tumors or metastases at remote sites. Conventional cancer therapy includes surgery, chemotherapy and radiation. Patients may be treated with one of these approaches but are more commonly treated with combinations. Although chemotherapy and radiation are effective methods for killing cells, they can not target specific cells and, therefore, they cause serious adverse effects in patients. Response rates to cancer therapy vary enormously depending on the stage of disease and the type of cancer. In the case of some solid tumors, early diagnosis and treatment can result in cures and/or long-term remissions. In later stage disease, treatment is generally ineffective. New therapies are particularly needed to induce remission of any duration in patients with solid tumors and refractory non-Hodgkin's lymphoma.

     Recent efforts to improve cancer therapy have focused on ways to target malignant cells more selectively. Seragen's receptor-targeted Fusion proteins are part of the emerging field of targeted therapeutics, a field which also includes monoclonal antibodies and receptor antagonists.

     Research indicates that IL-2 receptors are expressed on the surface of some malignant cells in a variety of T-cell and B-cell leukemias and lymphomas, including non-Hodgkin's lymphoma and CTCL. In 1995, 50,900 new patients were
diagnosed with non-Hodgkin's lymphoma alone in the U.S.   (See Table I.)


Table 1
ESTIMATED NEW BLOOD AND LYMPH CANCER CASES, U.S. 1995
-----------------------------------------------------
Leukemia:
  Lymphocytic Leukemia...................   11,000
  Granulocytic Leukemia..................   11,100
  Other & Unspecified Leukemia...........    3,600
     Total...............................   25,700

Other Blood & Lymph Tissues:
  Hodgkin's Disease......................    7,800
  Non-Hodgkin's Lymphoma.................   50,900
  Multiple-Myeloma.......................   12,500
     Total ..............................   71,200

  Source: A Journal of the American Cancer Society.
          January/February 1996 Vol.46 No.1

     Based on research data and screening studies conducted by Seragen, the Company estimates that approximately 50% of these new patients will have IL-2 receptors on the surface of their malignant cells. This population of patients represents the initial potential market for the use of DAB389IL-2 in treating cancer.


     Cutaneous T-Cell Lymphoma (CTCL)

     CTCL is an infrequent, low-grade, non-Hodgkin's lymphoma, composed of malignant T-lymphocytes, and typically manifesting itself in the skin. Worldwide, the prevalence and incidence are low. In the United States, estimates of prevalence range from 5,000 to 10,000 cases with an incidence of 500 to 1,000 new cases diagnosed each year.

     There is currently no formally approved drug therapy for CTCL. CTCL patients experience significant disability from frequent skin infection, disfigurement, pruritus (itching), and pain, and the disease is ultimately fatal. Patients with patch/plaque skin lesions alone are often treated with topical therapies such as nitrogen mustard, psoralen phototherapy, or electron beam radiation. However, remission without maintenance therapy is unusual, and patients often experience acute and chronic adverse effects and may eventually become unresponsive to these agents. Patients with generalized skin involvement, lymph node enlargement, and/or visceral involvement require combination and/or systemic therapies. These therapies (chemotherapy, interferon-alpha, and/or retinoids) are variably applied depending on the particular treating center's experience. Efficacy of these treatments is inconsistent and often associated with significant short and long term adverse effects. In addition, extension of survival does not appear to be influenced by aggressive combination therapy. There is a critical medical need, therefore, for an additional, more effective and less toxic therapy to manage this malignancy.

     CTCL Clinical Trial Status

     Seragen has been investigating the usefulness of IL-2 fusion toxin proteins (DAB486IL-2 and DAB389IL-2) in patients with refractory IL-2 receptor-expressing lymphomas, including CTCL, since 1988. Treatment courses have consisted of an intravenous infusion of 15-60 minutes daily for five days, administered either once a month or every three weeks. Patients treated were no longer experiencing any clinical benefit from previously administered therapies. Six of 36 patients treated with the first molecule (DAB486IL-2) demonstrated a response as measured by at least a 50% reduction in tumor burden. The duration of response ranged from 3 months to more than six years in one patient who had a complete response and was still in remission as of this writing.

     Investigation continued in a Phase I/II dose-escalation trial of DAB389IL-2 in which 13 of 35 CTCL patients responded to treatment with at least a 50% reduction in tumor burden. Five of these patients cleared completely. Duration of response ranged from two to 23 months (as of the latest available information) with a median duration of six months; responses occurred at varying dose levels without a discernible difference in effectiveness among the doses used. These responses are notable because the patients enrolled in these early clinical trials were not receiving any clinical benefit from a variety of previously administered treatments.

     Based on the response rates seen in the Phase I/II patients, Seragen designed a Phase III program with extensive consultation from oncologists and dermatologists experienced in treating CTCL. Seragen designed this program together with its strategic alliance partner, Lilly. See "Strategic Alliance with Eli Lilly and Company." The FDA also provided guidance and comments. Seragen and Lilly finalized the protocol and initiated the Phase III program in May 1995. The first Phase III study targeted more seriously ill patients who have received extensive previous therapy and need immediate systemic (as opposed to topical) treatment. The second Phase III study is a placebo-controlled trial for earlier stage patients who have received less extensive therapy. Both of these studies are randomized and blinded to evaluate two dose levels of DAB389IL-2 in different CTCL patient populations. A third Phase III study is an open-label study for CTCL patients who have relapsed after a previous response to DAB389IL-2, patients with stable disease after eight courses of therapy in the second study and patients who had progressive disease while on placebo in the second study. The criteria for response in each of these studies have been strictly defined based on objective, measurable assessments of the patients' disease. Seragen believes these criteria set the standard for determining meaningful clinical responses among patients with CTCL.

     Enrollment in the first study was completed in July 1996, and approximately one-half of the number of patients sought have been enrolled in the second study. Thirty-two patients have enrolled in the third study. Based on a preliminary analysis of the first study and discussions with the FDA, Seragen plans to file a BLA during the third quarter of 1997. The BLA filing will be based on data from the first Phase III study together with data from the earlier Phase I/II clinical trials in CTCL. The Company will request consideration for accelerated approval from the FDA, a process which can provide for a decision in as little as six months on applications for products intended to treat certain life-threatening illnesses. The FDA will decide at the time of filing if the Company's BLA qualifies for the accelerated approval process. The FDA has already granted "Orphan Drug" status to DAB389IL-2 for the treatment of CTCL. This designation provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases and includes a seven-year marketing exclusivity for qualified products.

Autoimmune Diseases

     To defend the body against foreign agents, the human immune system employs specialized cells, including T-cells, which recognize disease-causing viruses, bacteria, and parasites as foreign. T-cells, an important component of the immune system, control the network of immune responses by regulating the activity of other cells in the immune system and by killing foreign cells. The same immune response that protects the body from foreign agents can also cause disease when it inappropriately attacks the body's own cells and proteins. In autoimmune diseases, the immune network mistakenly identifies "self" as "foreign" and, among other actions, produces T-cells that attack normal body cells. Such prevalent diseases as rheumatoid arthritis, psoriasis, multiple sclerosis and alopecia areata are autoimmune diseases. (See Table II.)

Table II

                    AUTOIMMUNE DISEASE PREVALENCE (U.S.)
                  -----------------------------------------
Psoriasis(Total)...................................    6,000,000
(Moderate-to-Severe) ...............................   1,500,000
Rheumatoid Arthritis................................   2,500,000
Multiple Sclerosis..................................     350,000
Alopecia Areata.....................................   2,000,000
Other...............................................   1,500,000


    Source: Scientific American Medicine and National Psoriasis
            Foundation

     Conventional approaches for treating autoimmune diseases rely on broadly active immunosuppressive agents, such as corticosteroids, cyclosporine A, and methotrexate. These agents do not have specific targets, may be difficult to tolerate, and are not selective in their suppression of the immune response. Typically, they must be administered continuously to achieve therapeutic effect; resistance may develop and/or toxicity may require discontinuation of therapy. Seragen believes that specifically targeted cytotoxic agents, such as DAB389IL-2, could induce remission in certain autoimmune diseases following a brief course of therapy and may not cause the long-term toxicity that can occur with broad spectrum immunosuppressants.

     Research indicates that activated, high affinity IL-2 receptor-expressing lymphocytes are present in the circulation and in the affected tissue of patients in acute phases of certain autoimmune diseases, including rheumatoid arthritis, psoriasis, multiple sclerosis and alopecia areata. These findings suggest that autoimmune disorders characterized by the presence of high affinity IL-2 receptor-bearing lymphocytes may, therefore, be treatable with DAB389IL-2.

Psoriasis

     Psoriasis is one of the most common chronic skin disorders, with an estimated two to three percent of the world population affected, including approximately 6 million Americans. In the United States, some 150,000 to 260,000 new cases are reported annually. A 1993 estimate placed the overall cost of treating psoriasis in the U.S. at over $3.0 billion. The major markets for psoriasis treatments are in the United States and Europe, while incidence rates are much lower in Asia (<=0.3%).

     Psoriasis is a lifelong disease characterized by chronic recurrence of thickened, red patches of skin covered with silvery scales. Occurrence involves excessive proliferation of the outer layer of the skin, the epidermis.
Normally, a person's epidermis is renewed by the formation of new cells about
once a month, unnoticeably.   In psoriasis, however, new cell production speeds
up and a new outer layer of skin is reproduced every three or four days, creating psoriatic lesions. Skin involvement can range from a few psoriatic plaques on less visible parts of the body to involvement of large, prominent areas. Treatment may be required for local symptoms (such as pain, itching and the reduction of manual dexterity), cosmetic problems (such as prominent and unsightly hand, leg, or facial lesions), or both. The social and economic impact of the disease is often underestimated by physicians, other health care providers, and the general public. Especially in more severe cases, the emotional and physical impact can be disabling.

     The majority (approximately 70%) of psoriatic cases are mild (with <=10% body surface area ("BSA") involvement); 20 to 25% of psoriasis cases are moderate (10-20% BSA) to severe (>=20% BSA). Standard treatment for mild cases is topical medication with steroids and emollients. Light treatment with augmented ultraviolet A ("UVA") and ultraviolet B ("UVB") irradiation of the skin and systemic drugs (methotrexate and etretinate), either alone or in combination, are used to treat the patient with moderate-to-severe psoriasis.

     Because psoriasis is a chronic disease, the treatment goal is first to induce remission and then to use maintenance therapy to sustain the remission for as long as possible. Many of the current treatments for moderate-to-severe psoriasis have toxic side effects. To keep the toxicity of the treatments under control and to extend their usefulness, a maintenance treatment strategy is frequently employed whereby light treatment and systemic drugs are rotated.
Even with this rotational therapy, however, estimates indicate that treatment is ineffective or causes unacceptable side effects for 40-50% of the moderate-to-severely affected patient population.

     The most commonly used therapies to treat moderate-to-severe psoriasis are light treatments (known as "PUVA" and "Goeckerman" treatments). PUVA therapy is time-consuming, inconvenient, and expensive. Patients can receive these treatments only for a limited time because of the significantly increased risk of skin cancer. Although methotrexate is now being used to treat psoriasis, it has the potential for inducing serious adverse effects on the liver and can generally be prescribed for limited periods of time. Dermatologists are also apprehensive about treatment with cyclosporine because of its potent immunosuppression, and its toxicity to the kidneys.

     DAB389IL-2 Opportunity in Psoriasis

     Intravenous ("IV") Formulation

     Seragen believes that the opportunity for an intravenous formulation of DAB389IL-2 in the psoriasis market lies in the moderate-to-severe patient population. An agent like DAB389IL-2 could provide targeted immunomodulation therapy against the component of the immune system believed to be involved in the pathogenesis of psoriasis, the CD8+ cytotoxic T-lymphocyte. An IV product's market would probably be limited to administration by clinics and major hospitals. Cost comparisons to current therapies, however, suggest that treatment with DAB389IL-2 could compete successfully with other systemic therapies.


     Subcutaneous ("SC") Formulation

     Seragen believes that the market for DAB389IL-2 as a psoriasis therapeutic would be substantially increased if the agent did not require frozen storage and IV administration (as the Company's present formulation does). For a subcutaneous product to capture a significant share of the psoriasis market, the product would have to be as effective as PUVA treatment, have a good safety profile and be easily administered. A lyophilized formulation would enable the dermatologist (or patient) to store the drug in a refrigerator. Subcutaneous delivery would eliminate the need for a professional trained in IV administration and could permit the local dermatologist, primary care physician, or even the patient to administer the drug. The Company is investigating subcutaneous administration of its newly developed lyophilized formulation of the agent to meet this need. Although there is no good animal model of psoriasis, encouraging results from subcutaneous administration of DAB389IL-2 in an animal tumor model have demonstrated that this route of administration can reduce tumor burden. This result is expected to be indicative of a potential anti-psoriatic effect. Seragen currently plans to initiate its first clinical trial of a subcutaneous formulation of DAB389IL-2 for psoriasis in 1998.

     Topical Administration

     Some 70% of psoriatics have mild disease, for which the primary current treatments are emollients and steroids. A topically applied product for patients with mild disease could generate a much larger market opportunity, estimated at 3 to 4 million patients in the U.S. Preliminary investigation of a topical delivery technology is currently under way at Seragen.

     Status of Clinical Trials of DAB389IL-2 in Psoriasis

     Two clinical studies of DAB389IL-2 in moderate-to-severe psoriasis patients who had received prior treatment with multiple systemic therapies have been completed. A third trial is currently underway. The studies are summarized below. In both of the two completed studies, the patients' psoriasis was evaluated according to the standard Psoriasis Area and Severity Index ("PASI"). Both schedules investigated in these trials showed a significant decrease in disease severity with DAB389IL-2 administration. The trials recorded approximately 40% mean improvement in patients who had long-standing psoriasis, little or no history of spontaneous improvement or resolution, and a history of failure with treatments ranging from topical treatments to phototherapy to methotrexate and cyclosporine. In both trials, disease severity scores continued to decrease after the end of dosing. The weekly schedule of dosing produced a more rapid initial rate of improvement than the monthly schedule.

     Open-label, Dose Escalation Study

     The first clinical study of DAB389IL-2 in psoriasis was an open-label, dose-escalation trial evaluating DAB389IL-2 at dose levels of 2 to 9 micrograms per kilogram of body weight per day ("ug/kg/d") administered daily for five days a week every four weeks. Twenty-four patients (15 males and 9 females) were enrolled in the study. Ages ranged from 21 to 62 years with a mean age of 43. All patients had chronic, extensive plaque-type psoriasis of long-standing duration with a mean disease duration of 16.3 years. In 50% of the patients, psoriatic lesions covered 10% to 29% of the body surface area. Scalp and nails were affected in 22 of the 24 patients (92%), and 11 of the 24 patients (46%) had arthritis, a condition often associated with advanced psoriasis.

      The mean disease severity score declined steadily over the study period. By the end of the second course, the mean disease severity score had decreased by 34% from baseline in all dose groups. Improvement continued after the third course with a mean decrease in severity of 49%, after the fourth course with a mean decrease in severity of 54%, and after the sixth course with a mean decrease in severity of 68%. All these decreases were statistically significant (p<0.05). This early trial, indicated that treatment with DAB389IL-2 could reduce disease severity scores in this severely affected group of patients and warranted further study.

     Double-blind, Placebo Controlled Study

        The second study of DAB389IL-2 in psoriasis was a randomized, double-blind, placebo controlled study with three dose groups of 5, 10, and 15 ug/kg/d administered three consecutive days per week for four consecutive weeks. Forty-one patients (22 males and 19 females) were enrolled in the study. Ages ranged from 20 to 75 years with a mean age of 45; the patients had suffered from psoriasis from one to 53 years, with a mean disease duration of 18.3 years. Patients were randomly assigned to one of four protocol groups at each of eight investigational sites. Twelve patients were assigned to the placebo group, 11 were assigned to the low dose group, ten were assigned to the mid-dose group, and eight were assigned to the high dose group.

     This trial was terminated prematurely (in December 1995) to allow the Company to conduct a broad safety review of DAB389IL-2 when one patient in the trial experienced unexpected blood clotting. After a review of this event, of the data from this trial, and the data from other trials of DAB389IL-2, the FDA authorized the Company to resume its investigation of DAB389IL-2 in psoriasis. Analysis of the available data indicated that the degree of patient improvement in this second psoriasis trial was consistent with the results of the earlier study.

     Overall, 12 of the 27 patients (44%) who received at least one dose of DAB389IL-2, and who had not been responding well to other therapies, exhibited at least 50% improvement from baseline disease severity scores. Statistical analysis of mean PASI scores showed that there was a statistically significant decrease in the mean disease severity score compared to baseline in all dose groups (p<0.05) and that the decrease in disease severity scores was statistically significant in DAB389IL-2 treated patients compared to placebo patients (p<0.05). Skin thickness of psoriatic plaque in the treated patients was reduced also (as measured by the difference in epidermal thickness observed in microscopic evaluation of specific plaques). Furthermore, quality-of-life index scores of patients treated with DAB389IL-2 suggested that quality of life improved with treatment. Similar responses were observed at all dose levels evaluated, although the frequency and severity of adverse events were less at lower doses. This suggested that efficacy of DAB389IL-2 in psoriasis should be further tested at the more economically desirable lower dose levels.

     Current Open-label, Dose Escalation Study

     The accumulated data from the first two psoriasis studies indicated that induced meaningful clinical responses in as many as 50% of psoriasis patients who had previously been treated heavily with other therapies. Tolerability issues suggest that three doses per week administered weekly, especially at the higher doses tested, may be too frequent. Other observations indicate that clinical improvement after a single five-day treatment may induce maximum response two weeks after administration. These data suggest that monthly administration may not be frequent enough. Therefore, the Company designed a third psoriasis trial to evaluate the safety and efficacy of administration of the lower dose range of DAB389IL-2 on a bi-weekly schedule. This ongoing Phase I/II study is designed to enroll 30 patients. Based on previous enrollment rates, Seragen expects enrollment to be complete by mid-1997. If the data from this study, in combination with data from the previous two studies, warrant it, the Company plans to design a Phase III program in moderate-to-severe psoriasis to commence as early as the first half of 1998.

Other Potential Opportunities for DAB389IL-2

Rheumatoid Arthritis

     Rheumatoid arthritis ("RA") is a chronic, systemic disease characterized by persistent inflammation of the joints. RA is believed to be caused by an autoimmune response against joint tissue. Furthermore, expression of the high-affinity IL-2 receptor on activated lymphocytes is known to play a pivotal role in the pathogenesis of many autoimmune diseases, including RA. The Rheumatic Disease Clinics of North America report that RA affects approximately 1% of the world's population, including approximately 7,500,000 people in the United States, Western Europe and Japan. An estimated 20% of RA patients suffer from a severe form of the disease. The Company believes that this population may represent a potential market for DAB389IL-2, although the Company is not currently pursuing clinical development of this application for DAB389IL-2.

     In the past Seragen conducted three clinical trials of DAB389IL-2 in patients with rheumatoid arthritis: one double-blind, placebo-controlled dose-finding trial evaluating at three dose levels versus placebo; one follow-up open-label study evaluating the safety of up to four courses per year; and one open-label study evaluating the safety of concurrent administration of DAB389IL-2 and methotrexate ("MTX") in patients using methotrexate as anti-arthritic therapy. Patients in the double-blind, placebo controlled trial had suffered from severe progressive RA for an average of ten years and were not experiencing clinical benefit from currently available therapies, including methotrexate. A number of patients who received DAB389IL-2 in that study demonstrated improvement according to at least four standard rheumatological criteria. As commonly noted in studies of RA, however, patients who received placebo in this study also showed some improvement, to the extent that the results in the treated patients were not deemed statistically significant. No additive toxicities were seen in the combination MTX study during concurrent administration of DAB389IL-2 and MTX. Depending on the availability of financial resources, the Company may evaluate further clinical development of DAB389IL-2 (including subcutaneous administration) in patients with RA.

HIV Infection/AIDS

     Human immunodeficiency virus ("HIV") infection ultimately leads to severe life-threatening impairment of the immune system, resulting in the viral disease state known as acquired immune deficiency syndrome ("AIDS"). HIV causes immunosuppression by attacking and destroying T-cells, which coordinate much of the network of normal immune responses. The World Health Organization estimates that between 8,000,000 and 10,000,000 people are currently infected with HIV worldwide.

     Research has demonstrated that T-cell activation is required for replication of HIV. The activation event results in expression of the high affinity IL-2 receptor on HIV-infected lymphocytes. Seragen has performed a series of in vitro experiments which demonstrated the ability of DAB389IL-2 to target specifically and kill HIV-infected lymphocytes. Thus, administration of DAB389IL-2 may decrease the number of HIV-infected cells in the body, potentially reducing the amount of virus.

     Because the target for DAB389IL-2 is a receptor present on the activated T-cells that reproduce HIV, the use of DAB389IL-2 is an approach to treating HIV infection that should not be affected by the high rate of viral mutation that is a hallmark of the disease. This approach, therefore, would presumably not lead to viral resistance. The HIV-related application for DAB389IL-2 may lie in adjunctive therapy in combination with the nucleotide analogs (AZT, ddC, ddI, 3TC) and protease inhibitors, all of which target viral replication but are expected eventually to become ineffective as viral resistance develops.

     A preliminary safety study of DAB389IL-2 has been conducted in HIV infected patients. Twenty four patients were enrolled in a double-blind, randomized, dose-ranging study in patients with HIV infection. DAB389IL-2 was found to be safe at the very low doses tested. An additional study is currently planned which will evaluate subcutaneous administration of DAB389IL-2. However, the Company currently lacks the financial resources to pursue development of this application for DAB389IL-2 at this time. There can be no assurance that DAB389IL-2 or any of the Company's other potential products will have an application in treating HIV. Subcutaneous administration, however, should lead to higher dose concentrations of DAB389IL-2 in the lymphatics at the sites of HIV replication.

Additional Potential Applications for DAB389IL-2

     Agents like DAB389IL-2, which specifically target immune system cells, may offer a new therapeutic approach to the treatment of other disorders, such as multiple sclerosis ("MS") and alopecia areata ("AA"). However, the Company has not conducted any trials to evaluate the efficacy of DAB389IL-2 or the Company's other potential products in treating these disorders. There can be no assurance that any of the Company's products will have an application in treating MS or AA.

Multiple Sclerosis

     MS is a disorder that affects the central nervous system. The pathological hallmark of the disease are zones of demyelination of nerve tissue, known as plaques, that vary in size and location. The cause is unknown, but abnormal immune mechanisms appear to play a role in the disease, and a viral cause is possible. It is postulated that viral infection, followed by an autoimmune response in genetically susceptible individuals, initiates the disease process.

     MS is a disease that most commonly begins in young adulthood (onset of symptoms is rare before 15 years of age or after 40 years of age), and the course of disease is remarkably variable. There are approximately 350,000 cases in the U.S. now, and incidence of the disease appears to be increasing.
Although new therapies have been approved to treat MS, therapy remains unsatisfactory. Agents like DAB389IL-2, which specifically target activated immune-system cells, may offer a new therapeutic approach to the treatment of MS. The Company is currently evaluating alternatives for studying the effects of DAB389IL-2 on this devastating disease.

Alopecia Areata

     AA is an inflammatory disease of the hair follicle resulting in hair loss in small patches, or in the total scalp (alopecia totali), or in the total body (alopecia universalis). It affects both children and adults and affects both sexes equally. The total number of AA patients in the United States is about two million, with 50,000 to 100,000 new cases occurring annually. It affects all races and is seen worldwide.

     Evidence indicates that an immune system mechanism may be involved in the process leading to AA. Scientists speculate that AA follows a path similar to psoriasis, where an inflammatory component contributes to the development and maintenance of the condition. Because there are currently no effective therapies for AA, there may be an opportunity for DAB389IL-2 in this market. Dermatologists may be interested in DAB389IL-2 because it is targeted against a key component believed to be involved in the pathogenesis of the disease, the activated T-cell. The Company is currently evaluating options for studying the effects of DAB389IL-2 in AA.

EGF Fusion Protein (DAB389EGF)

     In the U.S., the American Cancer Society estimates approximately one million new cases of solid tumor cancers per year, with approximately 500,000 related deaths each year. A significant percentage of these cases are possible candidates for treatment with a targeted therapeutic approach utilizing DAB389EGF. In several carcinomas, research has indicated that the level of EGF-receptor expression correlates strongly with the progression of the disease. Increased EGF-receptor expression is associated with refractory tumors.
Enhanced EGF-receptor expression may, therefore, characterize a subset of highly aggressive tumor cells with greater metastatic potential.

      DAB389EGF binds specifically to the Epidermal Growth Factor ("EGF") receptor on target cells and may have therapeutic potential in solid tumors, including breast, bladder, lung, colon, prostate, esophageal, thyroid, gastric, renal, endometrial, cervical, brain and ovarian carcinomas, all of which express the EGF receptor. A cell-killing agent such as DAB389EGF may be useful for a variety of solid tumors bearing EGF receptors, including a number of tumors that are inadequately treated by any currently available therapy. Pre-clinical tests involving animal models have indicated that DAB389EGF administration results in cell death and tumor regression of EGF-receptor expressing malignancies.

     Lung Cancer

     Lung cancer is the most common organ malignancy in the U.S., with an estimated 170,000 new cases occurring in 1995. The 1995 incidence rate for lung cancer worldwide was 517,000, with worldwide incidence expected to reach 2,000,000 by the year 2000. About 60% of newly diagnosed lung malignancies are non-small cell tumors. In 1995, 157,000 Americans died of lung cancer; worldwide deaths aggregate 457,000. Lung cancer is now the leading cause of cancer deaths in the U.S.

     Non-small cell lung cancer ("NSCLC") has been selected as the first cancer indication to be investigated for DAB389EGF, based upon: 1) in vitro studies comparing the sensitivity of various primary tumors to DAB389EGF, and 2) the clinical improvement of an NSCLC patient in the Company's Phase I clinical trial of DAB389EGF.

     If responses can be demonstrated, there may be an opportunity for DAB389EGF to be used in combination with the commonly used chemotherapeutic, cisplatin, as a first-line, post surgical therapy in stage II and III NSCLC. In the longer term, opportunities may exist for DAB389EGF to be used in combination with Lilly's gemcitabine, recently approved for pancreatic cancer. In early studies, gemcitabine in combination with other chemotherapeutic agents has demonstrated some promise in NSCLC.

     Status of Clinical Trials of DAB389EGF in Solid Tumor Cancers

     To date, the Company has conducted two companion Phase I clinical trials in patients with EGF-receptor expressing malignancies. The trials enrolled 52 patients to evaluate the safety of five different doses administered either consecutively or episodically. The doses administered ranged from 0.3 to 15 ug/kg/d. The patients enrolled had varying types of EGF-receptor ("EGF-R") expressing tumors, most of which were prostate, gastrointestinal, or breast tumors. All patients had metastatic disease.

     One of two patients enrolled with lung cancer (adenocarcinoma) had a greater than 50% reduction in tumor burden at the 6.0 ug/kg/d dose level in the episodic schedule. Three additional patients judged to have stable disease for the six-month study period were one patient with head and neck cancer (0.6 ug/kg/d, episodic dosing schedule) and two patients with prostate cancer (1.2 and 4.2 ug/kg/d, consecutive dosing schedule).

     A Phase I/II study is currently being conducted in patients with NSCLC. This is a dose escalation study with projected enrollment of more than 30 patients. Results are expected late in 1997.

Adverse Events Associated with Clinical Trials of Fusion Proteins

     In all clinical trials of Seragen's Fusion proteins described in this document, and as commonly noted during investigation of and treatment with most, if not all, biological agents, adverse events associated with administration of the particular Fusion protein under investigation did occur. These events included, but were not limited to, flu-like symptoms, rash, and transient elevation of liver enzyme (transaminase) levels. Some patients have experienced adverse events requiring hospitalization. These adverse events included problems associated with the patients' underlying disease as well as those associated with treatment. In some cases, patients experiencing adverse events discontinued participation in the trial. In the majority of cases, patients continued to participate.

     Further testing in a larger number of patients is required to determine the safety and effectiveness of Seragen's Fusion proteins in psoriasis, rheumatoid arthritis, and lung cancer. Further testing may also be required to determine the safety and effectiveness of DAB389IL-2 in CTCL.

Strategic Alliance with Eli Lilly and Company

     On August 3, 1994, the Company and Lilly signed an agreement to form a global strategic alliance that gives Lilly exclusive worldwide development, distribution, and marketing rights, except in certain Asian countries, to the Company's IL-2 Fusion protein for the treatment of cancer. Lilly also has the option to obtain worldwide development, distribution, and marketing rights for additional indications for IL-2 Fusion protein and for other Company products under development upon presentation of Phase II data. The Company retains exclusive rights to promote IL-2 Fusion protein and future Fusion proteins for dermatologic applications outside of oncology and will be responsible for bulk manufacturing for all indications.

     On August 4, 1994, under the terms of the alliance, Lilly made an initial payment to the Company of $10 million, $5 million representing payment for 787,092 shares of Company Common Stock at approximately $6.35 per share and $5 million representing an advance against Lilly's purchase of bulk product from the Company. Lilly is also required to pay the Company an additional $3 million based on the meeting of certain regulatory milestones in the development of IL-2 Fusion protein for cancer therapy. No regulatory milestone payments have been achieved to date under the agreement. In addition, Lilly reimburses the Company for costs incurred in the clinical development of IL-2 Fusion protein for cancer therapy, including costs for Phase III clinical trials, the preparation of an FDA application and any FDA filing fees. The Company recorded approximately $588,000, $3,337,000 and $3,979,000 of contract revenue for such reimbursed development costs during the years ended December 31, 1994, 1995 and 1996, respectively.

     On May 28, 1996, Lilly and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. The amended agreement states that the $5.0 million payment is non-refundable and Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. To the extent Lilly purchases bulk product in the future, the Company is required to pay Lilly a royalty equal to 75% of the purchase price, up to $5.0 million of total royalties. The Company has determined that the sale of bulk products under these terms will result in a potential obligation of $1.2 million if all of the $5.0 million in royalties are paid to Lilly. Accordingly, the Company recorded $5.0 million in revenue and a $1.2 million obligation on the potential sales of bulk material in the year ended December 31, 1996.

Manufacturing

     The manufacture of the Company's Fusion proteins originates at the genetic level. First, genes that direct production of the toxic and translocation domains of the diphtheria toxin molecule are fused with genes that direct production of the desired receptor targeting domain to create a new, recombinant gene. The recombinant gene is then placed in a strain of bacteria (E. coli) which is grown by fermentation using standard biotechnology techniques. During fermentation, the recombinant gene is expressed in the bacteria resulting in the production of Fusion proteins. The fusion protein is then extracted from the bacteria and purified. Since fusion proteins are produced in recombinant bacteria using well established technology, the Company believes that its fusion proteins can be reliably produced in commercial quantities. To date the Company has produced all of its fusion proteins in the laboratory and has produced its IL-2 Fusion Protein and EGF Fusion Protein in its manufacturing facilities. The Company's manufacturing facilities are operated in accordance with current Good Manufacturing Practices ("cGMP").

     The Company entered into an agreement to sell its manufacturing facility to Boston University in February 1997 pursuant to an asset purchase agreement (see "Business -- General"). Simultaneously, the Company entered into a service agreement with B.U. under which B.U. will provide certain services related to product research, development, manufacturing, clinical trials, quality control and quality assurance required by Seragen to continue clinical trials and to produce commercial quantities of DAB389IL-2 for sale. Such services will be performed to specifications outlined in the service contract. In order for this manufacturing facility to produce material that can be marketed, it must be inspected and licensed by the FDA. The Company regularly contracts with a variety of firms for certain quality control testing and fill-finish services, some of which services are essential to the Company. As of January 1996, Lilly is the Company's fill/finish contractor. Generally, these agreements may be terminated at any time by any of the parties thereto.

Competition

     The therapeutic products which the Company is developing will compete with existing therapies for market share. In addition, a number of companies, including biotechnology companies and pharmaceutical companies, acting independently or in collaboration, are pursuing the development of novel pharmaceuticals which target the same diseases which the Company is targeting. Furthermore, academic institutions, government agencies and other public organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research which may be competitive with the targeted therapeutic products being developed by the Company.

     The Company's fusion proteins are designed to target cells bearing specific receptors implicated in a variety of diseases. Accordingly, competition will depend in part on the specific therapeutic applications for which the Company's compounds are developed and ultimately approved. Many of the Company's existing or potential competitors (including competitors that may be in the process of developing fusion protein products utilizing other toxins) have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these competitors have greater experience in pre-clinical testing and human clinical trials than the Company. These competitors may develop and introduce products and processes competitive with or superior to those of the Company. In addition, the Company expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position. The development by others of new treatment methods for those diseases for which the Company is developing targeted therapeutic products could render such products non-competitive or obsolete.

     The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

     A number of companies, including both large pharmaceutical companies and biotechnology companies, have been actively pursuing the development of monoclonal antibodies and immunotoxin conjugates for more than a decade. The Company is aware of two patents issued to the National Cancer Institute, United States Patent 4,892,827 and United States Patent 5,082,927 (the "Pastan Patents"), which relate to fusion proteins similar to those of the Company, in which the cytotoxic agent is pseudomonas exotoxin. Certain competitors of the Company, including certain large pharmaceutical companies, are known to have been engaged, at least in the past, in the development of fusion proteins under the Pastan Patents as potential therapeutic products for some of the same diseases which the Company is targeting. The Company is unable to assess the effect that such efforts may have on the Company's competitive position or business.

Patents, Licenses and Proprietary Rights

     In November 1983, the Company entered into an agreement with Harvard University in Cambridge, Massachusetts, whereby the Company was granted a worldwide license under United States Patent 4,675,382 and all foreign patents and patent applications corresponding to United States Patent 4,675,382 (the "Murphy Patents"). The Harvard license provides the Company with the exclusive right to manufacture, have manufactured, sell or have sold, products made in accordance with the Murphy Patents for human and veterinary therapeutic and diagnostic uses for the life of the patents. Under certain circumstances, the license may become non-exclusive. Under the license, the Company has agreed to pay Harvard University an annual license fee until a product is marketed, and thereafter, a royalty on net sales, including a minimum royalty amount if certain sales levels are not met. The Murphy Patents relate to fusion proteins expressed as the product of a fused gene wherein the protein's naturally occurring binding domain is deleted and replaced at the genetic level by a gene encoding a cell-specific polypeptide ligand. The Company believes that the Murphy Patents are fundamental to the use of the genetically constructed diphtheria toxin molecules being developed by the Company. Although the scope of patent protection is difficult to quantify, the Company believes that, due in large part to the Murphy Patents, its patents or licenses to patents should afford adequate protection to conduct its business.

     The Company has also been prosecuting a patent application family directed to its core fusion protein technology and which represents an improvement in the technology disclosed in the Murphy patents. Applications are pending in the United States and many foreign countries. The Company expects that several U.S. patents directed to these improvements will issue within the next twelve months. Once issued, these patents should provide intellectual property protection of the Company's core technology for many years after the expiration of the Murphy patents.

     The Company also has the rights to obtain licenses (many of which are, or will be, exclusive licenses) to patents and patent applications which have been filed by its institutional collaborators. Worldwide, the Company owns or holds exclusive licensing rights to over 40 issued patents, covering certain aspects of its technology, products, and the methods for their production and use. The Company intends to file patent applications with respect to subsequent developments and improvements when it believes patent protection is in its best interest. There can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology.

     Boston University acquired Nycomed's majority interest and technology rights in the Company in August of 1987. Under the terms of the purchase and sale agreement, Nycomed received a grant of a royalty on future sales of the Company's fusion protein products as well as a right of first negotiation to market the Company's fusion protein products in Norway, Denmark, Sweden, Finland, Iceland, Belgium, the Netherlands and Luxembourg (the "Territory").
The agreement provides that, when in the business judgment of the Company it is appropriate for the Company to enter into agreements with third parties with respect to the marketing of such products, the Company will negotiate exclusively with Nycomed for 90 days with respect to the rights to market the Company's fusion protein products in the Territory. The Company has conducted such negotiations with Nycomed regarding the Company's IL-2 Fusion Protein and EGF Fusion Protein, and no agreement was reached for the marketing of these products. The Company therefore believes that any rights Nycomed may have had for marketing of the Company's IL-2 Fusion Protein and EGF Fusion Protein in the Territory have expired.

     The Company may need to obtain other licenses to other patents of which it is unaware. There can be no assurance that licenses will be available from the owners of such patents, or, if available, will be available on terms acceptable to the Company. Moreover, there can be no assurance that all United States or foreign patents that may pose a risk of infringement have been identified.

     The Company pursues a policy of seeking patent protection to preserve its proprietary technology and its right to capitalize on the results of its research and development activities and, to the extent it may be necessary and advisable, to exclude others from appropriating its proprietary technology. While the Company pursues such a policy, it also relies upon trade secrets, unpatented proprietary information and continuing technological innovation to develop and maintain its competitive position. There can be no assurance, however, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such trade secrets, proprietary information or technology or that the Company can meaningfully protect its rights in such secrets, information and technology.

     All employees of the Company have signed confidentiality agreements under which they agree not to use or disclose proprietary information of the Company without the consent of the Company. Relationships between the Company's scientific consultants and collaborative research partners provide access to the Company's know-how that is generally protected by confidentiality agreements with the parties involved. However, there can be no assurance that these confidentiality agreements will be honored.

     In December 1994, the Company entered into a license agreement with Ajinomoto Company, Inc. which provides the Company with exclusive worldwide rights under Ajinomoto's IL-2 gene patents for the Company's fusion proteins. The Company made an up-front payment of $100,000 under this agreement and is required to make a payment of $4.3 million by May 31, 1997, which it has not made. See "Management's Discussion and Analysis of Financial Condition And Results of Operations"). In addition, the Company is required to pay a royalty of 4% of Seragen revenues or end-user revenues depending on certain conditions. Seragen is required to pay minimum royalties of $100,000 in 1997, $200,000 in 1998 and $300,000 each year thereafter.

     In July 1996, the Company transferred all of its patents (the "Patents") to Seragen Technology, Inc. ("STI") in exchange for 214,200 shares of STI Class A Common Stock and 23,800 shares of STI Class B Common Stock. STI provided the Company with an irrevocable worldwide exclusive license from STI to the Company with respect to the Patents (the "Irrevocable License Agreement"). Under the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties in an amount equal to the amount of any dividend that the Series B shareholders are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Company delivered the 23,800 shares of STI Class B Common Stock to Company's Series B shareholders. STI's Class B Common Stock provides for cumulative dividends payable in the same amount as any royalties payable by the Company under the Irrevocable License Agreement. STI also provided the Company with a collateral assignment of the Patents made by STI in favor of the Series B shareholders. Pursuant to an escrow arrangement, the collateral assignment of the Patents is required to be delivered to the Series B shareholders in the event that, after notice, STI fails for 60 days to pay any dividend due in respect of its Class B Common Stock. The Company did not make its royalty payment due January 1, 1997, and does not anticipate making its royalty payment due April 1, 1997. STI did not pay Class B Common Stock dividends due January 1, 1997 and April 1, 1997, and does not anticipate paying Class B Common Stock dividends due April 1, 1997. To the Company's knowledge, the Series B shareholders have not provided notice of the STI dividend payment failure to the escrow agent. In the event that STI redeems its Class B Common Stock, the escrow agent is required to deliver a reassignment of the Patents to the Company.

Research and Licensing Agreements

     The Company has engaged in sponsored research programs through external research under agreements with various academic institutions and companies, and under consulting agreements with scientists affiliated with such institutions. Under the agreements, the Company provides periodic research funding and typically maintains options to obtain exclusive licenses to patents and patent applications which may be filed as a result of the sponsored research by the institutional partner. In general, where a patent is licensed, the license is co-terminus with the patent.

     From April 1, 1984, through December 31, 1996, the Company maintained a research agreement with Boston University Medical Center Hospital, formerly known as University Hospital, in Boston, Massachusetts (the "UH Research Agreements") in support of research on fusion proteins under the direction of Dr. John R. Murphy. The Company has entered into a license agreement with University Hospital (the "UH License Agreement") under which the Company has acquired exclusive rights to certain patent applications and patents arising out of the research under the UH Research Agreements. Under the UH License Agreement, the Company has been granted an exclusive license to six existing U.S. patents and patent applications and to their foreign counterparts.

     The Company maintained a research agreement with Beth Israel Hospital in Boston, Massachusetts (the "BIH Research Agreement"), which began August 1984 and continued until December 31, 1995, related to the control of T-cell mediated response by targeted agents under the direction of Dr. Terry B. Strom. Under the BIH Research Agreement, the Company was granted an option to obtain an exclusive license to any patent application filed on any invention conceived or reduced to practice during the course of the research. Several patent applications have been filed pursuant to the BIH Research Agreement. Two of these describe methods of treating immunological diseases and transplant rejection and have been issued as United States Patents 5,011,684 and 5,336,489 and both have been exclusively licensed to the Company. The Company believes that this method will be broadly useful in the treatment of autoimmune diseases and allograft rejection. The third, which issued as United States Patent 5,152,980, relates to a method of inducing tolerance to a foreign antigen, which the Company believes will be useful in helping it to keep therapies from being disabled by the body's immune system. The Company has exercised its option on this patent to obtain an exclusive license.

     Including the arrangements described above, the Company has incurred consulting fees to a stockholder and directors of approximately $162,000, $173,000 and $181,000 in 1994, 1995 and 1996, respectively. The Company has also incurred expenses relating to research grants to, and clinical trials performed at, Boston University Medical Center Hospital and Beth Israel Hospital of approximately $367,000, $335,000 and $175,000 in 1994, 1995 and 1996,
respectively.

Government Regulation

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the future manufacturing and marketing of the Company's potential products and in its ongoing research and product development activities. All of the Company's products currently under development will require regulatory approval by governmental agencies prior to their commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other premarket approval procedures by the FDA and similar authorities in many foreign countries.
Various other federal, and in some cases state and local, statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, transport, recordkeeping, promotion and marketing of such products.
The lengthy process of seeking these approvals, and the subsequent ongoing compliance with applicable federal, state and local statutes and regulations, require the expenditure of substantial resources. There can be no assurance that, even after such time and expenditures, regulatory approvals will be obtained for any products developed by the Company. Moreover, if regulatory approval of a product is granted, such approval will entail limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review, and discovery of previously unknown problems with a product or manufacturer or non-compliance with FDA regulations may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The manufacturer is also subject to continuing FDA inspection, review and post-market requirements. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development which may affect approval or delay an application or require additional expenditures by the Company. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties.

     The Company has entered into a strategic alliance with Lilly in connection with the development, production, marketing and sale of its IL-2 Fusion Protein for cancer and cancer related bone marrow transplantation. The Company may enter into additional corporate partnerships and other agreements in connection with the development, manufacturing, marketing and sale of IL-2 Fusion Proteins for other indications and for all other fusion proteins for any indications. Such arrangements would be subject to fair trade regulation by numerous governmental authorities in the United States and other countries. There can be no assurance that any agreements entered into by the Company and international pharmaceutical partners on terms favorable to the Company would be found to be binding and enforceable if subject to any judicial or administrative action by any governmental authority. If the agreement with Lilly were terminated, and the Company failed to establish additional partnerships in developing, producing, marketing and selling certain of its products, such failure could have a material adverse effect on the Company.

     In both the U.S. and foreign markets, the Company's ability to commercialize its products successfully may also depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty may exist as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available to enable the Company to maintain price levels or sales volume sufficient to realize an appropriate return on its investment in product development.

Clinical Trials Process

     The Company expects that its potential products in the United States will be regulated by the Center for Biologics Evaluation and Research ("CBER") of the FDA. Currently, the steps required before a new biological product can be produced and marketed include pre-clinical studies, the filing of an Investigational New Drug ("IND") application, human clinical trials, and the approval of a Biologic License Application ("BLA"). Pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and metabolism and to identify potential safety issues. The results of these studies are submitted to the FDA as part of the IND application for review and approval before the commencement of testing in humans. Human clinical testing typically includes a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine a safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to develop preliminary efficacy data, optimal dosages and additional safety data. In Phase III, large scale, multicenter, well-controlled clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA. In some cases, the initial human testing is in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide efficacy results traditionally obtained in Phase II clinical trials. These trials are frequently referred to as Phase I/II clinical trials. Phase II/III clinical trials refer to a combined phase of human pharmaceutical trials designed to provide evidence of efficacy and safety of a compound in patients with the targeted disease. In some instances, a product license application may be approved based on data from Phase II/III clinical trials. The FDA has issued regulations governing clinical trials, and the failure to comply with these regulations can result in delay in obtaining approvals or the denial of the application.

     The results of the pre-clinical and clinical testing, together with chemistry and manufacturing information, product labeling and other information are then submitted to the FDA in the form of a BLA. The Company's application may be subject to the provisions of the Prescription Drug User Fee Act of 1992 which would require payment at the time of submission. Commercial manufacturing and marketing of biologic products may occur only after approval of a BLA. In responding to a BLA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, or if granted will cover all the clinical indications for which the Company is seeking approval. In addition, approvals may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of clinical use.

     Seeking and obtaining regulatory approval, including the full clinical trial process, for a new therapeutic product may take at least several years and may require the expenditure of substantial resources.

   Orphan Drug Designation

     The Orphan Drug Act of 1983 generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or conditions affecting fewer than 200,000 persons in the United States. These incentives include a seven-year marketing exclusivity and funding for qualified clinical trials. The Company has received Orphan Drug designation for DAB389IL-2 in CTCL and may seek Orphan Drug designation for other qualified products. From time to time, proposals have been introduced in Congress to limit Orphan Drug exclusivity.

   Accelerated Drug Approval

     Under current guidelines, the FDA will accelerate approval of certain new drugs and biological products for serious or life-threatening illnesses, with provisions for any necessary continued study of the drugs' clinical benefits after approval or with restrictions on use, if necessary. These procedures are intended to expedite marketing of drugs or biologicals for patients suffering from such illnesses when the product provides meaningful therapeutic benefit compared to existing treatment. Drugs or biological products approved under these procedures must meet the requisite standards for safety and effectiveness under the Federal Food, Drug, and Cosmetic Act or the Public Health Service Act, and thus will have full approval for marketing, but will be subject to significant post-approval limitations at least for some period of time. The Company believes that several of its intended products may qualify for accelerated approval under these regulations. The Company has requested consideration for accelerated approval from the FDA for DAB389IL-2 in heavily pretreated CTCL patients. No final decision will be made by the FDA until the time of BLA submission.

   National Institutes of Health Regulations

     The Company has complied with National Institutes of Health ("NIH") Recombinant DNA Guidelines on a voluntary basis and expects to continue to do so. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research. The federal government has proposed a new interagency biotechnology science coordinating committee to obtain a unified approach to the regulation of recombinant DNA activities.

Foreign Regulations

     Regulations concerning the marketing of human therapeutic products are generally imposed by foreign governments and may have an impact on the Company's anticipated operations. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement levels vary widely from country to country. The Company attempts to conduct its development activities in a manner that will comply with most foreign regulations.

Other Regulations

     The Company's activities will also be regulated in part by the Atomic Energy Act, the Occupational Safety and Health Act, the Environmental Protection Act, and other local, state and federal regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could adversely impact the Company's operations. From time to time other federal, state and local agencies have indicated an interest in implementing further regulation of biotechnology activities. There can be no assurance that additional regulations will not be adopted and, if adopted, that such regulations will not have a material adverse impact on the Company.

Research and Development Spending

     During each of the three fiscal years ended December 31, 1994, 1995 and 1996, the Company spent approximately $18.1 million, $14.1 million and $14.0 million, respectively, on research and development activities. In 1994, approximately $2.8 million of the research and development activities related to a charge to licensed technology for research and development. None of this spending involved customer-sponsored research.

Employees

     As of December 31, 1996, the Company had a total of 126 employees, each of whom has entered into a confidentiality agreement with the Company. Thirteen of them held Ph.D. degrees. None of the Company's employees is covered by a collective bargaining agreement.

     In connection with the agreement to sell the Company's manufacturing and clinical operations to B.U., at the closing, approximately 100 of the Company's employees involved in the manufacturing and clinical operations will become employees of B.U.

Business Outlook

     This report contains forward-looking statements that are based on the Company's current expectations. Among the forward-looking statements in this report are (i) the statements in this "Business" section discussing the potential applications of the Company's fusion proteins existing or in development, (ii) the potential markets for the Company's products, (iii) the status and anticipated timing of the Company's product development, (iv) the potential efficacy of the Company's products, the methods by which the Company may develop its products, (v) the effect of the Company's patent and other intellectual property rights, (vi) the anticipated results of the Company's clinical trials and other tests, and (vii) the Company's arrangements with B.U.,

Lilly, Ajinomoto, the Company's agreement to sell a portion of its assets to B.U. and the contract with B.U. for the provision of certain services. Other forward-looking statements are the statements in the "Management's Discussion and Analysis" section including (i) the Company's anticipated future operating results and liquidity requirements, (ii) the Company's ability to fund operations, (iii) the Company's ability to restructure its agreements with Ajinomoto, (iv) the Company's agreement to sell a portion of its assets to B.U. and the contract with B.U. for the provision of certain services, (v) the Company's ability to restructure its obligations to its preferred shareholders,
(vi) the Company's ability to satisfy its obligations under the Seragen Biopharmaceuticals, Ltd. ("SBL") Shareholders' Agreement, and (vii) the Company's ability to raise funds through an equity offering or through collaborative or other arrangements with others. However, this paragraph does not necessarily include an exhaustive list of the forward-looking statements contained in this report.

     Because the Company's actual results may differ materially from any forward-looking statements made by or on behalf of the Company, this section discusses important factors that could affect the Company's actual future results, including its revenues, expenses, and net income.

     Early Stage of Product Development. Seragen has not yet marketed or generated revenues from the commercialization of its potential therapeutic products. All of the Company's potential products require significant development, laboratory and clinical testing and regulatory review prior to their commercialization, which takes a number of years. The Company expects that even its products currently at the most advanced stages of development will not be available for commercial sale or use for several years, if at all. The Company's products now in pre-clinical trials may not be successful in human clinical trials. Products currently in, or which in the future advance to, various phases of human clinical trials, may not prove to be efficacious, or unintended or toxic side effects may occur.

     There can be no assurance that regulatory approvals will be obtained for any products developed by the Company. Generally, only a small percentage of new pharmaceutical products are approved for sale. Moreover, if regulatory approval of a product is granted, the approval may limit the indicated uses for which the product may be marketed.

     Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on the use of this product or its manufacturer, including withdrawal of the product from the market.

     History of Operating Losses and Accumulated Deficit. The Company has experienced significant operating losses in each year since its inception and, as of December 31, 1996, had an accumulated deficit of approximately $187 million. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development and clinical trial efforts continue. The Company's ability to achieve a profitable level of operations depends in large part on completing product development and commercialization, obtaining regulatory approvals for its products, and making the transition from research and development to manufacturing and marketing. There can be no assurance that the Company will ever achieve a profitable level of operations.

     Additional Financing Requirements and Access to Capital Funding. The Company has expended and will continue to expend substantial funds on the research and development of its products, establishment of commercial-scale manufacturing facilities and marketing of its products.

     It is assumed that the Company's strategic partner Lilly will provide the funds required for the CTCL clinical trial under the terms of its agreement with the Company. However, Lilly has the right to terminate its funding of this trial based on findings that occur as clinical trials progress and based on input from regulatory agencies. If Lilly exercises its option to terminate its funding of the CTCL trial, the Company may need additional funding in order to continue the trial if the Company elects to and the Company may not be able to negotiate other collaborative arrangements on acceptable terms. There can be no assurance that the Company's alliance with Lilly will continue.
     The Company's ability to finance its operations beyond May 1997 is dependent upon its ability to raise additional capital primarily through additional financings or strategic alliances. No assurance can be given that additional funds will be available to the Company to finance its development on acceptable terms, if at all, or, if available, that such arrangements would not require the Company to relinquish rights to certain products or markets in exchange for funding. If adequate additional funds cannot be raised the Company's business will be materially and adversely affected and the Company may be required to suspend operations.

     Reliance on Fusion Protein Technology; Technological Change and Competition. The Company's future success is entirely dependent on the clinical and commercial viability of its fusion protein products. The biotechnology industry is subject to rapid and significant technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions, and others. The Company's competitors may succeed in developing other fusion proteins, technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete and noncompetitive. Many of these competitors (including certain competitors developing other fusion protein products) have substantially greater financial and technical resources, and production and marketing capabilities than the Company.

     Many of the Company's competitors have significantly greater experience than the Company in undertaking pre-clinical testing and human clinical trials of new or improved pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. The Company has limited experience in conducting and managing pre-clinical and clinical testing necessary to obtain these approvals. The Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing and marketing capabilities, areas in which it has limited or no experience.

     Dependence on Boston University for Services. Assuming that the Company completes its planned sale of its manufacturing and clinical operations to B.U., the Company will have no independent manufacturing and clinical operations and will depend upon B.U.'s ability to provide certain services relating to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The initial employees providing such services will be former employees of Seragen. B.U.'s success will depend, in large part, on its continued ability to attract and retain highly qualified scientific and business personnel. Competition for such personnel and relationships is intense. B.U. may terminate its service agreement if its annual losses exceed $9 million. The Company may not be able to contract with another party for these services in that event, may be required to pay more for these services, and may incur significant delays in its product development and clinical trial efforts if it should be unable to continue to utilize the services of the operating facilities it has agreed to sell to B.U.

     Dependence on Collaborative Partners. If Lilly terminates its funding of the CTCL clinical trials or declines to exercise its options with respect to other fusion protein indications, the Company may be required to seek other collaborative arrangements to develop and commercialize its products in the future. There can be no assurance that the Company will be able to negotiate any other collaborative arrangements on acceptable terms, or that any such collaborative arrangements will be successful.

     Patents, Licenses and Proprietary Rights. There can be no assurance that any of the Company's licenses or issued patents will provide it with significant protection against competitors, that patent applications will result in patents being issued to the Company or its institutional collaborators, or that the Company will be able to exercise its rights to obtain such licenses. Moreover, in certain circumstances, exclusive licenses may become nonexclusive.

     The Company's success will depend, in part, on its ability to obtain patent protection for its products, both in the United States and in other countries. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, patents will afford protection against its competitors.

     Competitors have filed applications for patents or have been issued patents, and they may obtain additional patents and other proprietary rights relating to products intended to be comparable in function to products being developed by the Company, as well as products or processes competitive with those of the Company. The scope and validity of these patents, the extent to which the Company may be required to obtain licenses under any such patents or other proprietary rights, and the cost and availability of license agreements are presently unknown.

     The Company is required to pay Boston University and Nycomed certain royalties on the sales by the Company of certain products. In addition, Boston University retains a security interest in certain technology and could reacquire all ownership rights in the technology upon a default by the Company under the terms of its agreement.

     The Company's Patents are the subject of a collateral assignment made by STI in favor of the Series B shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." If the Patents were to be transferred pursuant to this collateral assignment, the Company would not have any direct or indirect ownership interest in the Patents. If the Company failed in these circumstances to make all required payments under the Irrevocable License Agreement with STI, the Company could lose the right afforded by the Irrevocable License Agreement to use the Patents and could then be required to renegotiate the terms of its license for use of the Patents. There is no assurance that the Company would be able to renegotiate on terms advantageous to the Company.

     The Company may need to obtain licenses to certain other United States and foreign patents for certain products or processes contemplated by the Company. There can be no assurance that licenses will be available from the owners of such patents or will be available on terms acceptable to the Company. Moreover, there can be no assurance that all United States and foreign patents that may pose a risk of infringement have been identified.

     The Company also relies on unpatented proprietary technology. There can be no assurance that the Company can adequately protect its rights in unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to the Company's proprietary technology.

     Absence of Manufacturing Experience. To be successful, the Company's products must be manufactured in commercial quantities, in compliance with regulatory requirements, and at acceptable costs. Production in commercial quantities will create technical, regulatory and financial challenges for the Company. The Company has never engaged in large-scale manufacturing.

     The Company regularly contracts with a variety of firms for testing and manufacturing services, some of which services are essential to the Company. Generally, these agreements may be terminated at any time by any of these third parties.

     Need for Commercial Sales and Marketing Capabilities. Although the Company may market certain of its products through a direct sales force if and when regulatory approvals are obtained, it currently has no marketing or sales staff. Significant additional expenditures, management resources and time will be required to develop a sales force to the extent that the Company determines not to, or is unable to, arrange third party distribution for its products.

     Product Liability. The testing, marketing and sale of human health care products entail an inherent risk of product liability or allegations thereof. Product liability claims may be asserted against the Company. The Company's existing product liability coverage may not be adequate either currently or as and when the Company further develops products. There can be no assurance that the Company will be able to maintain or increase its current insurance coverage in the future on acceptable terms or that any claims against the Company will not exceed the amount of its coverage.

ITEM 2.   PROPERTIES

     The Company leases approximately 87,000 square feet of laboratory, office and production space in three buildings in Hopkinton, Massachusetts. A portion of this space contains production operations which the Company believes it operates in compliance with cGMP as defined by the FDA. One of the current leases on a portion of the larger of the Company's facilities (38,400 of 64,000 square feet) was guaranteed by Boston University. This guarantee expired in 1996. The lease on this 64,000 square foot facility expires in July 2002. The Company has options to renew this lease for two additional successive periods of five years each. The Company believes that these facilities are adequate for its operations as currently contemplated.

     In connection with the agreement to sell the Company's manufacturing and clinical operations to B.U., it is anticipated that the facility leases will be assigned to B.U. at the closing. The Company plans to sublease a portion of this space from B.U.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and no proceedings are known to be contemplated by governmental agencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of Shareholders of the Company was held on December 18, 1996. The following matter was voted upon:

(1) The shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 30 million shares to 70 million shares. This proposal was approved with 13,237,682 votes for the proposal, 1,245,018 votes against the proposal and 42,155 abstentions.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCK MATTERS

     The Company's common stock is quoted on the Nasdaq National Market System ("Nasdaq NMS") under the symbol SRGN. The following table sets forth for the periods indicated high and low reported sale prices for the Company's common stock as reported on Nasdaq.

                                                High       Low
                                                ----       ---
1995
        First Quarter........................   7          4 1/2
        Second Quarter.......................   7 1/8      5 3/8
        Third Quarter........................   7 63/64    5 3/16
        Fourth Quarter.......................   6 3/4      4 1/8
1996
        First Quarter........................   5 1/4      3 1/8
        Second Quarter.......................   5 1/2      3 7/8
        Third Quarter........................   4 1/4      2 5/8
        Fourth Quarter.......................   3 1/8      1



     As of March 27, 1997, there were 682 holders of record of the Company's common stock. The last reported sale price of the common stock as reported on Nasdaq NMS on March 27, 1997 was $1.00.

     The Company has never paid cash dividends on its common stock. The Company pays cash dividends on its Series B Preferred Stock, although these dividends currently are in arrears, and pays common stock dividends on its Series A and C Preferred Stock.

     Among the criteria that must be satisfied in order to qualify for continued designation on the Nasdaq NMS is the requirement that the Company maintain net tangible assets of at least $4 million. As of December 31, 1996, the Company had net tangible assets deficit of $4.8 million. Therefore, the Company currently does not satisfy this requirement.

     Another requirement for continued designation on the Nasdaq NMS is that the Company's shares of Common Stock have a minimum bid price of at least $1.00 per share. On March 27, 1997, the Company's Common Stock price was quoted on Nasdaq NMS at a high bid price of $1.00 and a low bid price of $.938.

     Nasdaq has not yet notified the Company that the Common Stock fails to meet these requirements, but the Company anticipates receiving such a notification from Nasdaq in the near future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected financial data for, and as of the end of, each of the years in the five-year period ended December 31, 1996 which have been derived from the audited financial statements of the Company. Financial statements for the three fiscal years ended December 31, 1996 are included elsewhere in this report. This selected financial data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                               1992               1993               1994               1995              1996
                                          ------------       ------------       ------------       ------------       ------------
STATEMENT OF OPERATIONS DATA:
Contract revenue and
 license fees ........................... $     12,500       $    138,226       $    588,350       $  3,337,388       $ 10,542,315

Operating Expenses:
  Cost of contract revenue
    and license fees ....................            -                  -            588,350          3,337,388          5,704,243
  Research and development ..............   15,319,750         13,718,973         15,240,195         14,086,632         13,959,405
  General and administrative ............    5,096,643          4,357,583          4,903,963          4,904,226          7,208,465
  Licensed technology for research
    and development .....................            -                 -           2,824,217                  -                  -
                                          ------------       ------------       ------------       ------------       ------------
    Total operating expenses ............   20,416,393         18,076,536         23,556,725         22,328,246         26,872,113
                                          ------------       ------------       ------------       ------------       ------------
  Loss from operations ..................  (20,403,893)       (17,938,310)       (22,968,375)       (18,990,858)       (16,329,798)

  Loss incurred in connection with
    Canadian affiliate ..................            -                  -                  -           (390,136)        (2,923,864)
  Interest income .......................      610,033            611,784            438,338             92,924            120,740
  Interest expense ......................   (1,554,102)           (53,505)          (113,756)        (1,813,128)        (5,453,638)
                                          ------------       ------------       ------------       ------------       ------------
   Net loss .............................. (21,347,962)       (17,380,031)       (22,643,793)       (21,101,198)       (24,586,580)
                                          ============       ============       ============       ============       ============
  Preferred stock dividends .............            -                  -                  -                  -         10,394,918
                                          ============       ============       ============       ============       ============

   Net loss applicable to common
    stockholders ........................ $(21,347,962)      $(17,380,031)      $(22,843,793)      $(21,101,198)      $(34,981,478)
                                          ============       ============       ============       ============       ============
  Net loss per common share ............. $      (2.13)      $      (1.26)      $      (1.45)      $      (1.29)      $      (2.09)
                                          ============       ============       ============       ============       ============
  Weighted average common shares
    used in computing net loss
    per share ...........................   10,030,965         13,775,341         15,631,333         16,355,587         16,724,493
                                           ===========        ===========        ===========         ==========         ==========

                                                                                    DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                               1992               1993               1994               1995              1996
                                          ------------       ------------       ------------       ------------       ------------

BALANCE SHEET DATA:

Cash and cash equivalents ............... $ 12,196,639       $ 10,104,179       $  5,536,782       $    435,460       $  1,548,392
Marketable securities ...................            -                  -          2,034,948                  -                  -
Working capital (deficit) ...............   10,605,189          8,612,996          3,859,854         (1,298,886)        (5,927,902)
Total assets ............................   17,726,047         18,099,705         17,039,292         16,299,508          8,444,608
Short-term debt .........................            -            170,572            197,453            248,494          5,402,268
Long-term debt ..........................            -            483,364          3,038,778         15,977,899          1,200,000
Deferred revenue ........................            -                  -          5,000,000          5,000,000                  -
Canadian affiliate put option
  liability .............................            -                  -                  -          2,076,000          2,400,000
Total liabilities .......................    2,007,588          2,893,194         13,255,070         26,741,003         13,291,212
Accumulated deficit .....................  (91,148,311)      (108,528,342)      (131,172,135)      (152,273,333)      (187,254,811)
  Total stockholders's equity (deficit) .   15,718,459         15,206,511          3,784,222        (10,441,495)        (4,846,604)


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Overview

     The Company is engaged in the discovery, research and development of pharmaceutical products for human therapeutic applications. Since 1985, the Company has focused substantially all of its efforts and resources on research and development of its fusion protein technology. The Company's fusion proteins were developed using proprietary technology and have potential applications in a wide range of human diseases. To date, the Company has not generated any revenues from the sale of fusion protein products, and the Company does not expect to receive any such revenues in 1997. The Company has generated no profit since its inception and expects to incur additional operating losses over the next several years.

     In February 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to B.U. or a designated affiliate for $5 million and in connection therewith entered into a service agreement with B.U. pursuant to which B.U. will provide the Company with certain services related to product research, development, manufacturing, clinical trials, quality control and quality assurance. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources".

     The Company's business is subject to significant risks, including the ability to raise additional capital, the uncertainties associated with the regulatory approval process and with obtaining and enforcing patents important to the Company's business. The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing and clinical trials. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred.

Results of Operations

   1996 to 1995

     The Company incurred a net loss of $35.0 million for the year ended December 31, 1996 compared to $21.1 million for the year ended December 31, 1995. The increase in net loss during 1996 was primarily due to (i) the payment and accretion of a total of $10.4 million in dividends associated with the Series A, B and C Preferred Stock in 1996 including warrants valued at $8.6 million issued to the Series B shareholders, (ii) the expensing of $3.0 million of prepaid interest associated with the restructuring of the June 1995 guaranteed loans, and (iii) an increase of $2.5 million in the charge for the potential obligation of the Company to the investors in SBL in connection with certain put rights. These increases in expense were partially offset by a net decrease in loss from operations of $2.7 million primarily due to increases in revenue discussed below.

     The Company's revenues for the year ended December 31, 1996 were $10.5 million as compared to $3.3 million for the year ended December 31, 1995. This increase of $7.2 million in 1996 was primarily the result of the receipt of a one-time $1.5 million fee relating to the exercise by a third party of a prepaid option to license certain patents in the field of transplantation in the third quarter of 1996, the recognition of $5.0 million of revenue in the second quarter of 1996 for which cash had been previously paid by Lilly in August 1994 and an increase of $700,000 primarily in contract revenue from Lilly associated with the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy.

     Total operating expenses increased by $4.6 million to $26.9 million in 1996 from $22.3 million in 1995. Expenses associated with the cost of contract revenue and license fees increased by $2.4 million to $5.7 million in 1996 compared to $3.3 million in 1995. This increase reflects the potential obligation of $1.2 million on the potential sales of bulk product to Lilly, an increase of approximately $700,000 for the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy and an increase of $500,000 related to a sub-license fee payable on the $1.5 million patent license revenue mentioned above. Research and development expenses were substantially unchanged for the year ended December 31, 1996 as compared to the year ended December 31, 1995. However, there was a decrease of approximately $300,000 due to the decision by the Company in 1996 to focus its financial resources on IL-2 Fusion Protein for cancer and psoriasis therapies thereby reducing clinical development in other IL-2 Fusion Protein indications. There was also a decrease of $200,000 in non-reimbursable research grants and outside pre-clinical testing. These decreases were partially offset by an increase of $400,000 in facility engineering and validation fees. General and administrative expenses increased by $2.3 million to $7.2 million in 1996 from $4.9 million in 1995. This increase was primarily the result of a non-cash charge of $2.1 million in the second quarter of 1996 for commission expense associated with the amendment to the Sales and Distribution Agreement between the Company and Lilly.

     Losses incurred in connection with the Company's Canadian affiliate increased $2.5 million to $2.9 million in 1996 from $400,000 in 1995. This increase reflects the Company's decision in 1996 to reduce its investment in the affiliate to zero and reflect a liability for the current put obligation of $2.4 million held by the shareholders of the Canadian affiliate. Interest income was substantially unchanged for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Interest expense increased $3.7 million in 1996 to $5.5 million from $1.8 million in 1995 primarily due to the expensing of $3.0 million of prepaid interest and $475,000 of debt issuance costs associated with the repayment of the June 1995 loans and to higher loan balances in 1996 as compared to 1995.

     The Company recorded $10.4 million in preferred stock dividends in 1996 related to the Series A, B and C Preferred Stock issuances. The $10.4 million in preferred stock dividends consisted of (i) the value associated with the Series B Preferred Stock warrants of $8.6 million, (ii) cash dividends of $1.2 million, and (iii) stock dividends and issuance costs of $610,000.

   1995 to 1994

     The Company incurred a net loss of $21.1 million for the year ended December 31, 1995 compared to a net loss of $22.6 million for the year ended December 31, 1994.

     The Company's revenues for the year ended December 31, 1995 were $3.3 million associated with contract revenue from Lilly for certain development costs of IL-2 Fusion Protein for cancer therapy, as compared to $588,000 for the year ended December 31, 1994.

     Total operating expenses decreased by $1.3 million to $22.3 million in 1995 from $23.6 million in 1994. The decrease in total operating expenses was primarily due to a 1994 non-cash charge in research and development for the acquisition of a license and reductions in research and development expenses, partially offset by increases in expenses associated with the cost of contract revenue. Expenses associated with the cost of contract revenue were $3.3 million in 1995 as compared to $588,000 in 1994. This increase of $2.7 million reflects the acceleration of clinical development activity under the corporate strategic alliance with Lilly. For comparative purposes, the following discussion of research and development expenses includes the cost of contract revenue. Research and development expenses increased $1.6 million to $17.4 million in 1995 from $15.8 million in 1994. This increase was primarily due to the cost associated with the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy, the hiring of additional scientists and support staff, and the initiation of a Phase II clinical trial for IL-2 Fusion Protein for psoriasis. This increase was partially offset by reductions in external research grants, consulting fees and seminar expenses. In 1994, a non-cash charge of $2.8 million was charged to research and development for the acquisition of an exclusive worldwide license from Ajinomoto Company, Inc. for the rights to the IL-2 gene. General and administrative expenses were substantially unchanged for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     In 1995, a non-cash charge of approximately $390,000 was recorded to reflect the obligation by the Company to the shareholders of the Canadian affiliate.

     Interest income decreased approximately $345,000 to $93,000 in 1995 from $438,000 in 1994 primarily due to lower average balances of cash equivalents and marketable securities in 1995. Interest expense increased approximately $1.7 million in 1995 to $1.8 million due to borrowings under the lines of credit which commenced in June 1995.

Liquidity and Capital Resources

     As of March 28, 1997, the Company had approximately $2.4 million in cash and cash equivalents including a deposit of $4.5 million made by Boston University in connection with the sale of the Company's manufacturing and clinical operations. The net book value of the assets to be sold to Boston University was $4.6 million representing substantially all of the property and equipment, consisting primarily of leasehold improvements to the Company's manufacturing facility, laboratory facilities and laboratory equipment as of February 14, 1997.

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

     On February 18, 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to B.U. or a designated affiliate for $5 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. B.U. has paid the Company $4.5 million as a deposit and has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company currently may use this deposit to fund its operations. At the closing, a majority of the Company's employees involved in the manufacturing and clinical operations will become employees of B.U. Both the deposit and the operating costs paid by B.U. are subject to refund in the event that conditions for closing are not met.

     Simultaneously, the Company entered into a service agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. This service contract expires in January 1999 and is subject to early termination provisions, as defined, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The service contract may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacture and clinical operations facilities. The Company has agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. The service agreement is expected to substantially reduce operating costs in research and development as Seragen will be contracting solely for the services that the Company requires for clinical and manufacturing purposes.

     On August 3, 1994, the Company and Lilly signed an agreement to form a global strategic alliance that gives Lilly exclusive worldwide development, distribution, and marketing rights, except in certain Asian countries, to the IL-2 fusion protein for the treatment of cancer. Lilly reimburses the Company for costs incurred in the clinical development of IL-2 Fusion Protein for cancer therapy, including costs for Phase III clinical trials, the preparation of an FDA application and any FDA filing fees. The Company recorded approximately $588,000, $3,337,000 and $3,979,000 of contract revenue for such reimbursed development costs during the years ended December 31, 1994, 1995 and 1996, respectively. Lilly is also required to pay the Company an additional $3 million based on the Company meeting certain regulatory milestones in the development of IL-2 Fusion Protein for cancer therapy. No regulatory milestone payments have been achieved to date under the agreement.

     In December 1994, the Company entered into a license agreement with Ajinomoto Company, Inc. which provides the Company with exclusive worldwide rights under Ajinomoto's IL-2 gene patents for the Company's fusion proteins. The Company has made an up-front payment of $100,000 under this agreement. In addition, the Company is required to pay a royalty of 4% of Seragen revenues or end-user revenues depending on certain conditions. Seragen is required to pay minimum royalties of $100,000 in 1997, $200,000 in 1998 and $300,000 each year thereafter. Under the terms of the license agreement, the Company was required to make a payment of $4.3 million by March 31, 1997. However, Ajinomoto has deferred this payment to May 31, 1997. The Company is in discussions with Ajinomoto regarding amending the terms of the agreement. The Company also is exploring alternative sources of funding to make the May 31 payment. No agreement in principle has been reached, however, and there can be no assurance that the Company will be able to make the required payment.

     On November 21, 1995, the Company formed Seragen Biopharmaceuticals Ltd. ("SBL"), a privately held Canadian research and development company located in Montreal. In a private financing, a group of six Canadian investors contributed approximately $10.0 million, acquiring units representing 51% of SBL. The investors have the option to exercise one of three different put rights related to their SBL shares after January 1, 1999, or earlier upon the occurrence of certain events. Included among these certain events is any failure of the Company's common stock to be listed on a national security exchange or an inter-dealer quotation system. Issues regarding the Company's continued eligibility for listing on the Nasdaq National Market System (see "Market for the Registrant's Securities and Related Stock Matters") may make the investors' put rights currently exercisable. Put Right 1 obligates the Company to purchase the investors' 1,557,097 shares at $8.57 (Canadian $) plus 11.4% compounded annually. Put Right 2 obligates the Company to purchase the investors' shares at a price of 20 times SBL's per share income over the four most recent quarters. Put Right 3 obligates the Company to exchange the investors' shares for the Company's shares (or the value of such shares) using the product of $8.57 (Canadian $) and the number of puts exercised divided by 9.487. The Company has the option to settle Put Right 1 in cash or common stock, but the investor can require 50% of the price to be paid in cash. The Company has the option to settle the Put Rights 2 and 3 in cash or Seragen common stock. In certain specific circumstances relating to the trading status of Seragen's common stock when the Company must settle the put rights in cash. The put rights will terminate if SBL sells shares in an initial public offering. As of December 31, 1996, the Company has recorded a $2.4 million liability which reflects the Company's current put obligation. The Company is currently in default of its obligation to file a registration statement relating to resale of shares underlying the put rights.

     On May 29, 1996, the Company raised net proceeds of $3.8 million through the sale of 4,000 shares of convertible Series A Preferred Stock ("Series A Shares") to investors outside the United States under Regulation S of the Securities Act of 1993. The Series A Shares are convertible at the option of the holders, beginning July 15, 1996, into shares of common stock. As of December 31, 1996, 895 Series A Shares had been converted into 566,400 shares of Common Stock at conversion prices ranging from $1.022 to $2.774 per share. The Series A Shares were reflected at $2,015,522 at December 31,1996 representing their liquidation value, which includes accrued dividends payable from the issuance date through December 31, 1996. See Note J to the Company's financial statements.

     On July 1, 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million bank financing under which the guarantors directly assumed the liability with the banks and the Company was released from its liability to the banks. In exchange for the guarantors satisfying the Company's liability to the banks, the guarantors were issued 23,800 shares of Series B Preferred Stock ("Series B Shares"). Each Series B Share is convertible at any time at the holder's option into shares of Seragen common stock.

     In addition, the Company transferred all of its patents (the "Patents") to Seragen Technology, Inc. ("STI") in exchange for 214,200 shares of STI Class A Common Stock and 23,800 shares of STI Class B Common Stock. STI provided the Company with an irrevocable worldwide exclusive license from STI to the Company with respect to the Patents (the "Irrevocable License Agreement"). Under the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties in an amount equal to the amount of any dividend that the Series B shareholders are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Company delivered the 23,800 shares of STI Class B Common Stock to the guarantors. STI's Class B Common Stock provides for cumulative dividends payable in the same amount as any royalties payable by the Company under the Irrevocable License Agreement. STI also provided the Company with a collateral assignment of the Patents made by STI in favor of the Series B shareholders. Pursuant to an escrow arrangement, the collateral assignment of the Patents is required to be delivered to the Series B shareholders in the event that, after notice, STI fails for 60 days to pay any dividend due in respect of its Class B Common Stock. The Company did not make its royalty payment due January 1, 1997, and does not anticipate making its royalty payment due April 1, 1997. STI did not pay Class B Common Stock dividends due January 1, 1997, and does not anticipate paying Class B Common Stock dividends due April 1, 1997. To the Company's knowledge, the Series B shareholders have not provided notice of the STI dividend payment failure to the escrow agent. In the event that STI redeems its Class B Common Stock, the escrow agent is required to deliver a reassignment of the Patents to the Company.

     The holders of the Series B shares also received warrants to purchase a total of 5,950,000 shares of Seragen common stock at an exercise price of $4.00
per share.   The Company has estimated the average fair market value of the warrants to be $1.45 per warrant or $8,617,951 for the 5,950,000 issued and outstanding warrants. The value ascribed to the warrants and the restructuring costs have been accreted through a charge to retained deficit and an offset to additional paid-in capital. In addition, subject to the antidilution provisions of the warrants, the Company issued 2,217,196 warrants at an exercise price of $4.00 per share in the year ended December 31, 1996. Dividends payable of approximately $583,000 were outstanding at December 31, 1996 and are included in accrued expenses. See Note E to the Company's financial statements. The Company does not anticipate making the dividend payment of approximately $600,000 due on March 31, 1997.

     On September 30, 1996, the Company raised net proceeds of approximately $5 million through the sale of 5,000 shares of the Company's non-voting convertible Series C Preferred Stock ("Series C Shares") in a private placement with Boston University under Regulation D of the Securities Act of 1933. The Series C Shares are convertible at the option of the holder into shares of Seragen Common
Stock.   See Note J to the Company's financial statements.

     The Company anticipates that existing cash and cash equivalents and the reimbursement for clinical costs for the development of IL-2 Fusion Protein for cancer therapy will be sufficient to fund the Company's working capital requirements through approximately May 1997 provided that the Company is able to amend its current agreement with Ajinomoto or have the May 31, 1997 $4.3 million payment that is required under the agreement made by another party. In addition, the Company must complete the sale of its manufacturing and clinical operation facilities to B.U. or the $4.5 million deposit and operating expenses will be subject to refund to B.U. (See Notes B, E, I and L in the "Notes to the Financial Statements" regarding significant future obligations.) The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1996 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This may adversely affect the Company's ability to raise additional capital.
See Note A in the "Notes to the Financial Statements." The Company's ability to finance its operations beyond May 1997 is dependent upon its ability to raise additional capital through debt or equity financings, possible additional payments under the strategic alliance with Lilly, or such other sources of financing, including strategic partnerships, as may be available.

     The Company is exploring a possible equity offering, although the terms of such offering have not been finalized. There can be no assurance that the Company will be successful in an equity offering or that the amount raised will be sufficient to fund the Company's operating expenses until other sources of funds can be secured. Management of the Company believes that to be able to complete a new equity financing successfully, the holders of the Company's

Series A, Series B and Series C Preferred stock will be required to convert such securities in connection with the offering. Management is in discussions with such holders but there is no assurance that such agreements can be reached or if reached will be on satisfactory terms. The Company is seeking to obtain additional funds through collaborative or other arrangements with corporate partners and others. There can be no assurance that the Company will be successful in securing collaborative or other arrangements with corporate partners or others on acceptable terms, if at all.

     If the Company does not consummate an equity financing or additional collaborative or other arrangements with corporate partners, then the Company's current cash position may not be sufficient to meet its financial obligations and may fund operations only through May 1997. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its clinical trials, manufacturing or development activities or certain other aspects of its business and may be required to cease operations, which would have a material adverse affect on the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         Page
Index to Financial Statements and Schedule


Reports of Independent Accountants. . . . . . . . . . . . . . . . . . . . 33

Financial Statements:

     Balance Sheets as of December 31, 1995 and 1996. . . . . . . . . . . 35
     Statements of Operations for the years ended December 31, 1994,
       1995 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . 36
     Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996 . . . . . . . . . . . . . . 37
     Statements of Cash Flows for the years ended December 31,
       1994, 1995 and 1996. . . . . . . . . . . . . . . . . . . . . . . . 38
     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . 39

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Seragen, Inc.:

     We have audited the accompanying balance sheet of Seragen, Inc. (a Delaware Corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seragen, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has experienced significant operating losses since inception and has a working capital deficit as of December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Arthur Andersen LLP

Boston, Massachusetts
March 28, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Seragen, Inc.:

     We have audited the balance sheet of Seragen, Inc. as of December 31, 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seragen, Inc. as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has experienced recurring operating losses and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 23, 1996

                                 SERAGEN, INC.

                                                BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                      -------------------------------
                         ASSETS                                                             1995             1996
                                                                                      -------------    --------------
Current assets:
  Cash and cash equivalents.........................................................  $     435,460    $   1,548,392
  Restricted cash...................................................................        435,318          610,318
  Contract receivable...............................................................        686,055          485,261
  Unbilled contract receivable......................................................        496,147          833,983
  Prepaid expenses and other current assets.........................................        335,238          285,356
                                                                                      -------------    -------------
               Total current assets.................................................      2,388,218        3,763,310

Property and equipment, net.........................................................      5,198,136        4,604,115
Investment in affiliate.............................................................      2,599,864               --
Deferred commission.................................................................      2,060,000               --
Prepaid interest....................................................................      3,528,677               --
Other assets........................................................................        524,613           77,183
                                                                                      -------------    -------------
               Total assets.........................................................  $  16,299,508    $   8,444,608
                                                                                      =============    =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable..................................................................        725,326        1,111,477
  Current maturities of long-term debt..............................................        248,494           37,418
  Accrued commission payable........................................................        300,000               --
  Accrued expenses..................................................................      2,413,284        3,177,467
  Preferred stock redemption liability...............................................            --        1,236,753
  Short-term obligation, less unamortized discount..................................             --        4,128,097
                                                                                      -------------    -------------
               Total current liabilities............................................      3,687,104        9,691,212
                                                                                      -------------    -------------

Non-current liabilities:
  Long-term debt, less current maturities...........................................     12,537,417               --
  Deferred revenue..................................................................      5,000,000               --
  Long-term obligation, less unamortized discount...................................      3,440,482               --
  Lilly contract obligation.........................................................             --        1,200,000
  Canadian affiliate put option liability...........................................      2,076,000        2,400,000
                                                                                      -------------    -------------
               Total non-current liabilities........................................     23,053,899        3,600,000
                                                                                      -------------    -------------

Commitments and contignencles
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares authorized
    Convertible preferred stock, Series A, $.01 par value; issued and outstanding 3,105 shares at December 31, 1996, $2,015,522
      liquidation preference........................................................             --        2,015,522
    Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at December 31, 1996, $23,800,000
      liquidation preference........................................................             --       23,800,000
    Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at December 31, 1996, $5,100,000
      liquidation preference........................................................             --        5,100,000
    Common Stock, $.01 par value; 70,000,000 shares authorized;
      issued 16,521,212 and 17,199,458 shares at December 31,
      1995 and 1996, respectively...................................................        165,212          171,994
    Additional paid in capital......................................................    141,759,580      151,323,022
    Accumulated deficit.............................................................   (152,273,333)    (187,254,811)
                                                                                      -------------    -------------
                                                                                        (10,348,541)      (4,844,273)

    Less-treasury stock (14,632 and 777 shares at cost at December 31,
      1995 and 1996, respectively)..................................................        (92,954)          (2,331)
                                                                                      -------------    -------------
               Total stockholders' (deficit)........................................    (10,441,495)      (4,846,604)
                                                                                      -------------    -------------
               Total liabilities and stockholders' (deficit)........................  $  16,299,508    $   8,444,608
                                                                                      =============    =============

   The accompanying notes are an integral part of the financial statements.


                                  SERAGEN, INC.
                            STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                              -------------------------------------------
                                                  1994           1995            1996
                                              -----------    ------------    ------------
Revenue:
  Contract revenue and license fees .......   $    588,350    $  3,337,388    $ 10,542,315
Operating expenses:
  Cost of contract revenue and license fees        588,350       3,337,388       5,704,243
  Researcg and development ................     15,240,195      14,086,632      13,959,405
  General and administrative ..............      4,903,963       4,904,226       7,208,465
  Licensed technology for research and
     development ..........................      2,824,217               -               -
                                              ------------    ------------    ------------
                                                23,556,725      22,328,246      26,872,113
                                              ------------    ------------    ------------
     Loss from operations .................    (22,968,375)    (18,990,858)    (16,329,798)

Loss incurred in connection with Canadian
  affiliate ...............................              -         390,136       2,923,864
Interest Income ...........................        438,338          92,924         120,740
Interest expense ..........................        113,756       1,813,128       5,453,638
                                              ------------    ------------    ------------

          Net loss ........................    (22,643,793)    (21,101,198)    (24,586,560)
                                              ============    ============    ============
Preferred stock dividends and accretion ...              -               -      10,394,918
                                              ============    ============    ============
Net loss applicable to common
  stockholders ............................   $(22,643,793)   ($21,101,198)   ($34,981,478)
                                              ============    ============    ============

Net loss per common share .................   $      (1.45)   ($      1.29)   ($      2.09)
                                              ============    ============    ============
Weighted average common shares
  used in computing net loss per share ....     15,631,333      16,355,587      16,724,493
                                              ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                                    -36-
PAGE

                                 SERAGEN, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1994, 1995 and 1996

                                                 Series A          Series B          Series C
                                                Convertible       Convertible       Convertible                      Additional
                                              Preferred Stock   Preferred Stock   Preferred Stock   Common Stock   Paid-In Capital
                                              ---------------   ---------------   ---------------   ------------   ---------------
Balance, December 31, 1993 .................                -                 -                 -     $142,698       $123,899,530
Private placement of units net of
offering costs, exercise of stock
  options ..................................                -                 -                 -       11,442          6,831,268
Shares issued under corporate partner
  agreement, net of costs ..................                -                 -                 -        7,871          4,857,667
Purchase of treasury stock .................                -                 -                 -                               -
Sales of treasury stock ....................                -                 -                 -          130            (20,342)
Net loss ...................................                -                 -                 -            -                  -
                                                  -----------       -----------        ----------     --------        ------------
Balance, December 31, 1994 .................                -                 -                 -      162,141        134,858,314
Exercise of stock options ..................                -                 -                 -          872             84,216
Warrants issued in connection with
  lines of credit ..........................                -                 -                 -            -          4,104,898
Warrants issued in connection with
  investment in affiliate ..................                -                 -                 -            -            814,000
Shares issued for commission related
  to corporate partner agreement                            -                 -                 -        2,200          1,757,800
Purchase of treasury stock .................                -                 -                 -            -                  -
Sales of treasury stock ....................                -                 -                 -          289            (29,748)
Net loss ...................................                -                 -                 -            -                  -
                                                  -----------       -----------        ----------     --------        ------------
Balance, December 31, 1995 .................                -                 -                 -      165,212        141,708,580
Exercise of stock options ..................                -                 -                 -        1,088             79,144
Stock issuance .............................                -                 -                 -           50             20,457
Issuance of preferred stock ................      $ 4,000,000       $23,800,000        $8,000,000            -                  -
Warrants issued in connection with
  Series B preferred stock .................                -                 -                 -            -          8,815,000
Preferred stock redemption liability .......       (1,236,753)                -                 -            -                  -
Dividends ..................................          171,688                 -           100,000            -                  -
Preferred stock conversion .................         (919,413)                -                 -        5,004            813,749
Purchase of treasury stock .................                -                 -                 -            -                  -
Sale of treasury stock .....................                -                 -                 -            -            (67,903)
Net loss ...................................                -                 -                 -            -                  -
                                                  -----------       -----------        ----------     --------        ------------
Balance, December 31, 1996 .................      $ 2,015,622       $23,800,000        $6,100,000     $171,884        $151,323,022
                                                  ===========       ===========        ==========     ========        ============



                                                 Accumulated          Treasury      Stockholder's
                                                   Deficits             Stock      Equity (Deficit)
                                                   --------             -----      ----------------
Balance, December 31, 1993 .................    $(108,826,342)       $  (7,376)      $ 15,203,811
Private placement of units net of
offering costs, exercise of stock
  options ..................................                -                -          6,642,711
Shares issued under corporate partner
  agreement, net of costs ..................                -                -          4,665,726
Purchase of treasury stock .................                -         (150,800)          (150,800)
Sales of treasury stock ....................                -           83,777             83,585
Net loss ...................................      (22,643,793)               -        (22,843,783)
                                               --------------        ---------       ------------
Balance, December 31, 1994 .................     (131,172,136)         (74,098)         3,784,222
Exercise of stock options ..................                -                -             84,788
Warrants issued in connection with
  loss of credit ..........................                 -                -          4,154,896
Warrants issued in connection with
  investment in affiliate ..................                -                -            914,000
Shares issued for commission related
  to corporate partner agreement ...........                -                -          1,750,000
Purchase of treasury stock .................                -         (201,939)          (201,839)
Sales of treasury stock ....................                -          183,083            153,636
Net loss ...................................      (21,101,195)               -        (21,101,198)
                                               --------------        ---------       ------------
Balance, December 31, 1995 .................     (152,273,333)         (92,964)       (10,441,495)
Exercise of stock options ..................                -                -             80,212
Stock issuance .............................                -                -             20,502
Issuance of preferred stock ................         (338,840)               -         32,481,360
Warrants issued in connection with
  Series B preferred stock .................       (8,181,000)               -                  -
Preferred stock redemption liability .......                -                -         (1,238,753)
Dividends ..................................       (1,438,278)               -         (1,166,590)
Preferred stock conversion .................                -                -                  -
Purchase of treasury stock .................                -         (107,780)          (107,750)
Sale of treasury stock .....................                -          188,373            130,470
Net loss ...................................      (24,588,580)               -        (24,588,560)
                                               --------------        ---------       ------------
Balance, December 31, 1996 .................   $(137,264,,811)       $  (2,331)      $ (4,848,804)
                                               ==============        =========       ============




The accompanying notes are an integral part of the financial statements.


                                 SERAGEN, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1994            1995           1996
                                                               ------------    ------------    ------------
Cash flows from operating activities:
Net loss ...................................................   $(22,643,793)   $(21,101,198)   $(24,586,560)
Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization ............................      1,131,144         969,104         945,225
  Loss incurred in connection with Canadian affiliate ......              -         390,136       2,923,884
  Loss on disposal of property and equipment ...............        (49,229)          2,240          71,811
  Loss from sale of marketable securities ..................         42,650               -               -
  Compensation associated with stock issuance ..............              -               -          20,502
  Purchase of technology license ...........................      2,724,217               -               -
  Amortization of discount on long-term debt ...............         28,651         687,614         687,615
  Amortization of prepaid interest .........................              -         636,319       3,528,677
  Amortization of debt issuance costs ......................              -          79,719         442,117

Changes in operating assets and liabilities:
  Grant receivable .........................................        121,139               -               -
  Contract receivable ......................................       (246,571)       (439,484)        200,794
  Unbilled contract receivable .............................       (341,779)       (154,368)       (337,836)
  Prepaid expenses and other current assets ................         51,416         192,955          49,882
  Accounts payable .........................................         26,760          94,701         386,151
  Deferred commission ......................................     (2,060,000)              -       2,060,000
  Accrued commission payable ...............................      2,360,000        (300,000)       (300,000)
  Accrued expenses .........................................        392,821         385,070         180,888
  Deferred revenue .........................................      5,000,000               -      (5,000,000)
  Lilly contract obligation ................................              -               -       1,200,000
                                                               ------------    ------------    ------------
Net cash used in operating activities ......................    (13,482,574)    (18,557,192)    (17,526,870)
                                                               ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of marketable securities ........................    (20,878,601)              -               -
  Proceeds from sales of marketable securities .............     18,800,903       2,034,948               -
  Purchases of property and equipment ......................       (348,398)       (351,840)       (423,015)
  Proceeds from sales of property and equipment ............          9,000               -               -
  Decrease in other assets .................................         14,363           2,970           5,353
  (Increase) decrease restricted cash account ..............       (169,974)        (47,445)       (175,000)
                                                               ------------    ------------    ------------
Net cash (used in) provided by investing activities ........      2,572,607       1,638,633        (592,662)
                                                               ------------    ------------    ------------

Cash flows from financing activites:
  Proceeds from preferred stock issuances ..................              -               -       9,000,000
  New proceeds from common stock issuances .................     11,372,004         238,424         210,682
  Purchases of treasury stock ..............................       (150,500)       (201,939)       (107,750)
  Proceeds from sale/leaseback .............................        416,853               -               -
  Proceeds from issuance of long-term debt .................              -      12,500,000      11,300,000
  Repayments of long-term debt .............................       (170,573)       (197,452)       (248,493)
  Debt and preferred stock issuance costs ..................              -        (521,796)       (338,680)
  Dividends paid ...........................................              -               -        (583,295)
                                                               ------------    ------------    ------------
Net cash provided by financing activities ..................     11,467,784      11,817,237      19,232,464
                                                               ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents .......     (4,567,397)     (5,101,322)      1,112,932
Cash and cash equivalents, beginning of period .............     10,104,179       5,536,782         435,460
                                                               ------------    ------------    ------------
Cash and cash equivalents, end of period ...................   $  5,536,782    $    435,460    $  1,548,392
                                                               ============    ============    ============
Supplemental disclosures of cash flows information:
  Cash paid for interest ...................................   $     85,105    $    489,195    $    761,981
                                                               ============    ============    ============

Supplemental non cash activities:
  Issuance of common stock for strategic alliance with Lilly   $          -    $  1,760,000    $          -
  Issuance of warrants and put rights to shareholders of
    Canadian affiliate .....................................   $          -    $  2,990,000    $          -
  Conversion of series A preferred stock to common stock ...   $          -    $          -    $    919,413
  Conversion of long-term debt to series B preferred stock .   $          -    $          -    $ 23,800,000
  Issuance of warrants to series B preferred stockholders ..   $          -    $          -    $  8,618,000
  Preferred stock dividends ................................   $          -    $          -    $    271,688




    The accompanying notes are an integral part of the financial statements.

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

A. NATURE OF BUSINESS:

     Seragen, Inc. (the "Company" or "Seragen") is engaged in the research and development of a new class of therapeutic products known as fusion proteins.
The Company was established in 1979 and became a majority-owned investment of Boston University ("Boston University" or "B.U.") in 1987. Substantially all of the Company's cash requirements from that time until the Company's initial public offering in April 1992 were funded by loans from B.U. The Company completed its initial public offering in April 1992, a second public offering of common stock in March 1993 and a private placement of units in February 1994.
In August 1994, the Company signed an agreement to form a global strategic alliance with Eli Lilly and Company ("Lilly") (see Notes D and J). In June 1995, the Company finalized three separate lines of credit which guaranteed a total of $23.8 million in bank financing (see Note E) which were subsequently converted into Series B Preferred Stock. In November 1995, the Company formed Seragen Biopharmaceuticals Ltd. ("SBL"), an affiliate to conduct research and development and clinical trials of the Company's proprietary fusion protein products in Canada (see Note G).

     In May 1996, the Company raised $3.8 million through the sale of Series A Preferred Stock (see Note J). On September 30, 1996, the Company raised $5 million through the sale of Series C Preferred Stock (see Note J). In February 1997, substantially all property and equipment was sold to Boston University for $5 million (see Note B) and the Company entered into a service agreement under which B.U. will perform research and development activities on behalf of the Company. In connection with the sale, at closing, approximately 100 of the Company's employees will be transferred to B.U.

     The Company has incurred losses of approximately $187 million since inception and has funded these losses principally through the issuance of debt and equity securities. The Company has a working capital deficit as of December 31, 1996, and is dependent on raising additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Management continues to pursue additional funding arrangements and strategic partnerings; however, no assurance can be given that such financing will in fact be available to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the next fiscal year, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B. SALE OF ASSETS TO BOSTON UNIVERSITY:

     On February 18, 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to Boston University ("Boston University" or "B.U.") or a designated affiliate for $5 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. B.U. has paid the Company $4.5 million as a deposit and has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company currently may use this deposit to fund its operations. At the closing, a majority of the Company's employees involved in the manufacturing and clinical operations will become employees of B.U. Both the deposit and the operating costs paid by B.U. are subject to refund in the event that conditions for closing are not met.

     Simultaneously, the Company entered into a service agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. This service contract expires in January 1999 and is subject to early termination provisions, as defined, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The service contract may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS
 comprising the manufacture and clinical operations facilities. The Company has agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. (See Pro Forma information at Note O).

C. SIGNIFICANT ACCOUNTING POLICIES:

    Cash Equivalents

     The Company considers all highly liquid investments that have a maturity on date of acquisition of three months or less to be cash equivalents. Cash equivalents at December 31, 1995 and 1996 consist of money market funds.

    Restricted Cash

     The Company maintains a restricted cash balance of $610,318 at December 31, 1996, of which $435,318 is available under a letter of credit required by a lessor with whom the Company has entered into a sale/leaseback arrangement. The remaining $175,000 is available under a letter of credit required by an officer of the Company with whom the Company has entered into an employment agreement.

    Concentration of Credit Risk

     The Company invests its excess cash in deposits with federally insured banks and money market funds. At December 31, 1995 and 1996, all investments are in funds which have an average maturity of less than one year. The Company recorded revenues of greater than 10% of total revenues under its corporate alliance with Lilly and Novartis (see Note D).

    Property and Equipment

     Property and equipment are stated at cost. Betterments and major repairs are capitalized and included in property and equipment accounts while expenditures for maintenance and repairs are charged to expense. When assets are retired or otherwise disposed of, the cost of the assets and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in income. The accompanying statements of operations provides for depreciation and amortization using the straight-line method over their useful lives, as follows:




                                                                               DECEMBER, 31
                                                   ESTIMATED         ------------------------------
                                                  USEFUL LIFE             1995              1996
                                                  -----------        -----------        -----------
Laboratory equipment .......................     3 - 7 Years         $ 3,563,970        $ 3,302,145
Production equipment .......................     3 - 7 Years             292,738            378,474
Furniture and fixtures .....................     3 - 8 Years             595,887            627,989
Leasehold improvements .....................    Life of Lease          9,519,120          9,683,789
Laboratory equipment not placed in service ..       -                     67,200                  -
                                                                     -----------        -----------
                                                                      14,038,915         13,992,397

Less accumulated depreciation and

amortization                                                          (8,840,779)        (9,388,282)
                                                                     -----------        -----------
                                                                     $ 5,198,136        $ 4,604,115
                                                                     ===========        ===========

Subsequent to December 31, 1996, substantially all property and equipment was sold to B.U., see Note B.

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

    Net Loss Per Common Share

     The net loss per common share is computed based upon the weighted average number of common shares outstanding. Preferred stock and common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive.

    Income Taxes

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    Revenue Recognition

     Contract revenue is recognized as earned under the contract provisions. License fees are recognized as earned.

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

    Industry Uncertainties

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the ability to raise additional capital, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

D. COLLABORATIVE ARRANGEMENTS:

    Eli Lilly

     On August 3, 1994, the Company and Lilly signed an agreement to form a global strategic alliance that gives Lilly exclusive worldwide development, distribution, and marketing rights, except in certain Asian countries, to the Company's Interleukin-2 Fusion Protein (IL-2 Fusion Protein) for the treatment of cancer. Lilly also has the option to obtain worldwide development, distribution, and marketing rights for additional indications for IL-2 Fusion Protein and for other Company products under development. The Company retains exclusive rights to promote IL-2 Fusion Protein and future fusion proteins for dermatologic applications outside of oncology and will be responsible for bulk manufacturing for all indications.

     On August 4, 1994, under the terms of the alliance, Lilly made an initial payment to the Company of $10 million, $5 million representing payment for 787,092 shares of common stock at approximately $6.35 per share and $5 million representing an advance against Lilly's purchase of bulk product from the Company. Lilly is also required to pay the Company an additional $3 million based on the meeting of certain regulatory milestones in the development of IL-2

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

 Fusion Protein for CTCL. No regulatory milestone payments have been achieved to date under this agreement. In addition, Lilly reimburses the Company for costs incurred in the clinical development of IL-2 Fusion Protein for cancer therapy, including costs for Phase III clinical trials. The Company recorded approximately $588,000, $3,337,000 and $3,979,000 of contract revenue for such reimbursed development costs during the years ended December 31, 1994, 1995 and
1996, respectively.   In connection with this agreement, the Company paid
$600,000 in cash and issued 220,000 shares of common stock valued at $1,760,000 to its investment bank for services provided in connection with the Lilly agreement. In 1995, the Company charged $300,000 of such payments to additional paid in capital and recorded the additional payments as prepaid expense to be recognized upon the recognition of contract revenues and license fees from Lilly in future periods.

    On May 28, 1996, Lilly and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. Associated with the original agreement was $2,060,000 of deferred commission expense. The amended agreement states that the $5.0 million payment is non-refundable and Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. To the extent Lilly purchases bulk product in the future, the Company is required to pay Lilly a royalty equal to 75% of the purchase price, up to $5.0 million of total royalties. The Company has determined that the sale of bulk products under these terms will result in a potential obligation of $1.2 million if all of the $5.0 million in royalties are paid to Lilly. Accordingly, the Company recorded $5.0 million in revenue, a $1.2 million obligation on the potential sales of bulk material and $2,060,000 in commission expense in the year ended December 31, 1996.

    Novartis

     In March 1996, the Company entered into a license agreement with Novartis, formerly Sandoz Pharmaceutical, Limited, whereby the Company granted Novartis a non-exclusive sub-license of certain patents in exchange for a $1.5 million non-refundable payment. Under the terms of the license agreement, beginning on January 1, 2001 Novartis will be required to pay a 0.75% royalty on the net sales price of licensed products that are sold under the sub-license agreement. The agreement is to remain in effect until expiration of the Company's licensed patents, or earlier upon termination as defined.

E. LOAN GUARANTEES AND SERIES B PREFERRED STOCK:

     On June 7, 1995, the Company finalized three separate lines of credit which were guaranteed by three different entities for a total of $23.8 million in bank financing for the Company. Boston University, the Company's majority stockholder, was the lead guarantor and provided a guaranty of $11.8 million. Two other guarantors guaranteed a total of $12 million. Upon the closing of the lines of credit, the Company issued warrants to the guarantors to purchase 2,776,664 shares of its common stock at an exercise price of $4.75 per share. The warrants were exercisable immediately and expire in 2005. The Company estimated the fair market value of the warrants on the date of issuance to be $1.50 per warrant or a total of $4,164,996. The Company recorded this amount as prepaid interest to be recognized as interest expense over the four-year life of the loan guarantees.

     As of December 31, 1995, the Company borrowed $12.5 million of the total $23.8 million and recorded the borrowings as long-term debt. The Company borrowed the remaining $11.3 million available through June 30, 1996. On July 1, 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million bank financing under which the guarantors directly assumed the liability with the banks and the Company was released from its liability to the banks. In exchange for the guarantors satisfying the Company's liability to the banks, the guarantors were issued 23,800 shares of Series B Convertible Preferred Stock ("Series B Shares"). Each Series B Share is convertible at any time at the holder's option into a number of shares of Seragen Common Stock determined by dividing $1,000 by the average of the closing sale prices of the Company's Common Stock as reported on the Nasdaq Stock Market for the ten consecutive trading days immediately preceding the conversion date.

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

 The holders of Series B Shares are entitled to receive a cumulative cash dividend payable quarterly in arrears on the last day of March, June, September, and December of each year commencing on September 30, 1996 at an annual rate equal to the prime rate plus 1 1/2% through June 1999 and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% in July 2003. The Series B shareholders also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock at an exercise price of $4.00 per
share.   The Company has estimated the average fair market value of the warrants to be $1.45 per warrant or $8,617,951 for the 5,950,000 issued and outstanding warrants at the time of issuance. The value ascribed to the warrants and the issuance costs have been recorded as a preferred stock dividend with an offset to additional paid-in capital. The warrants are exercisable commencing on January 1, 1997 and expire on July 1, 2006. In addition to the warrants issued on July 1, 1996, the investors may receive additional warrants for certain dilutive events, subject to various provisions as defined. As of December 31, 1996 the investors received warrants to purchase an additional 2,217,196 shares of Seragen Common Stock related to the antidilution provisions. These additional warrants are priced, exercisable and expire under the same terms of the initial July warrants.

     The holders of the Series B Shares are entitled to vote, on any matter submitted to a vote of the shareholders of the Company, and are entitled to the number of votes equal to the product of (x) the number of Series B Shares held on the record date for the determination of the stockholders entitled to vote on such matters or, if no record date is established, in accordance with applicable provisions of Delaware law, and (y) $1,000, divided by $4.00. Each Series B Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Shares so that such amount must be paid on each Series B Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares at a price of $1,000 per share plus any accrued and unpaid dividends from the date of issuance.

     In connection with the restructuring of the bank debt into Series B Preferred Stock, the Company expensed approximately $3.0 million of prepaid interest and $558,000 of debt issuance costs associated with the outstanding loans. Preferred stock dividends related to the Series B Shares were approximately $9.9 million in 1996, which consists of $8.6 million for the value ascribed to the warrants, $1.2 million in cash dividends and $99,000 in preferred stock issuance costs. Dividends payable of approximately $583,000 were outstanding at December 31, 1996 and are included in accrued expenses in the accompanying balance sheets.

F. TECHNOLOGY PURCHASE AND ROYALTY AGREEMENT:

     In 1988, B.U. sold to the Company all rights, title and interest to certain technology in exchange for a continuing royalty on all revenue derived from such technology, as defined, until the expiration of all patents relative to the technology. Upon the expiration of all patents, the Company will pay B.U. a royalty on revenues, as defined, for a period of 10 years after the expiration of all patents. B.U. has retained a collateral interest in the technology as long as royalties are due. Upon an event of default, the technology will revert to B.U. No royalty amounts were due or have been paid to date under this agreement. This technology has been assigned as collateral to the Series B Preferred Stockholders.

G. INVESTMENT IN CANADIAN AFFILIATE:

     On November 21, 1995, the Company formed Seragen Biopharmaceuticals Ltd. ("SBL"), a privately held Canadian research and development company located in Montreal. In a private financing, a group of six Canadian investors contributed approximately $10.0 million, acquiring units representing 51% of SBL. Each unit

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

 consists of either a share of Class A or Class B Common Stock of SBL and a
warrant to acquire   of a share of Seragen Common Stock.  The Company issued
warrants to purchase 519,033 shares of Seragen Common Stock at an exercise price of $8.79 per share. The warrants become exercisable on October 1, 1997 and expire on September 30, 2005. The Canadian investors have the option to exercise one of three different put rights related to their SBL shares after January 1, 1999, or earlier upon the occurence of certain events as defined.
The Company is currently in default of its obligation to register certain shares underlying certain put rights of SBL. Put Right 1 obligates the Company to purchase the investors' 1,557,097 shares at $8.57 (Canadian $) plus 11.4% compounded annually. The Company has the option to settle in cash or common stock but the investor can require 50% of the purchase price to be paid in cash. Put Right 2 obligates the Company to purchase the investors' shares at a price of 20 times SBL's per share income over the four most recent quarters. Put Right 3 obligates the Company to exchange the investors' shares for the Company's shares (or the value of such shares) using the product of $8.57 (Canadian $) and the number of puts exercised divided by 9.487. The Company has the option to settle Put Rights 2 and 3 in cash or Seragen common stock. The put rights will terminate if SBL sells shares in an initial public offering.
The Company received 49% of SBL's Class A and Class B shares in exchange for the warrants to purchase Seragen Common Stock, granting of the put rights and granting SBL the exclusive right to promote, sell and distribute in Canada pharmaceutical formulations comprising fusion proteins for all indications of fusion proteins and for the treatment of HIV in certain countries (subject to the rights granted to Lilly). SBL, with the Company's assistance, will conduct research and development and clinical trials of the Company's proprietary fusion protein products in Canada.

     In 1995, the Company determined the fair market value of the warrants and the put rights to be $914,000 and $2,076,000, respectively. The Company recorded these amounts as an investment in affiliate under the equity method. Loss incurred in connection with Canadian affiliate consists of the Company's proportionate share of SBL's loss, based on the equity method and accretion of its obligation under the put rights. At December 31, 1996, the Company reduced its investment to zero and reflected an affiliate put option liability of $2,400,000 which reflects the Company's maximum current obligation under the put options as of December 31, 1996.

     Summarized unaudited financial information for Seragen Biopharmaceuticals Ltd. for 1996 as follows:

     Summarized unaudited financial information for Seragen Biopharmaceuticals
Ltd. for 1996 as follows:


    BALANCE SHEET DATA AS OF                    STATEMENT OF OPERATIONS DATA
    ------------------------                    ----------------------------
        DECEMBER 31, 1996                  FOR THE YEAR ENDED DECEMBER 31, 1996
        -----------------                  ------------------------------------
          (Unaudited)                                   (Unaudited)

Current assets            $9,231,018       Investment income          $419,111
Noncurrent assets             10,410       Operating expenses          440,338
Current liabilities           14,743       Net loss                    (21,227)
Stockholders' Equity       9,226,685


H. INCOME TAXES:

     As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $176 million expiring at various dates from 1997 through 2011 which are available to reduce future federal income taxes. Pursuant to a quasi-reorganization in 1985, approximately $11 million of these loss carryforwards will be credited to additional paid-in capital if realized. (Upon consummation of this quasi-reorganization, approximately $14 million of accumulated deficit was charged to additional paid-in capital.) In addition, the Company had research and experimental and investment tax credit carryforwards of approximately $5 million. The tax credits expire at various dates from 1997 through 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards available to be used in any given year as the result of significant changes in equity ownership.

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

The net operating loss carryforwards and tax credits expire approximately as follows:





                    NET OPERATING       RESEARCH       INVESTMENT TAX
                        LOSS           TAX CREDIT          CREDIT
EXPIRATION DATE     CARRYFORWARDS     CARRYFORWARDS     CARRYFORWARDS
---------------     -------------     -------------    ---------------
   1997                1,765,000           109,000           4,000
   1998                2,504,000           168,000           7,000
   1999                3,548,000           216,000          19,000
   2000                2,224,000                 -          15,000
   2001                  223,000                 -               -
2002 - 2011          165,408,000         4,419,000               -
                    ------------        ----------         -------
                    $175,672,000        $4,912,000         $45,000
                    ------------        ----------         -------

The components of the Company's deferred tax assets are as follows:

     Net Operating loss carryforwards        $ 62,631,000     $ 69,694,000
     Research and development credits           4,625,000        4,912,000
     Investment tax credits                        49,000           45,000
     Temporary differences                        266,000        1,727,000
                                             ------------     ------------
                                               67,571,000       76,378,000
     Valuation allowance                      (67,571,000)     (76,378,000)
                                             ------------     ------------
                                             $          -     $          -
                                             ============     ============


The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.

I. SHORT-TERM OBLIGATIONS:

Equipment Loan

On February 19, 1993, the Company obtained an equipment loan of $750,000 collateralized by certain existing used equipment. The Company also issued a warrant to purchase 10,757 shares of common stock at a purchase price of $12.55 per share in connection with this equipment loan. The warrant expires on February 19, 2000. The loan bears interest at 10.68% per annum. Amounts outstanding under this loan were approximately $248,000 and $37,000 as of December 31, 1995 and 1996, respectively.

License Fees

In December 1994, the Company entered into a license agreement with Ajinomoto Company, Inc. which provides the Company with exclusive worldwide rights with respect to the Company's fusion proteins under Ajinomoto's IL-2 gene patents. As a result of this agreement, the Company has acquired the right to market IL-2 Fusion Protein products in Japan, Korea, China, Hong Kong and

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

Taiwan. The Company has made an up-front payment of $100,000 under this agreement and is required to make a payment of $4.3 million by May 31, 1997. The future obligation has been discounted at a 20% discount rate, resulting in an obligation of $3.4 million and $4.1 million at December 31, 1995 and 1996, respectively. The present value of this license fee was recorded as research and development expense in the year ended December 31, 1994.

J. CAPITAL STOCK:

     In December 1996, the stockholders approved an increase in the number of authorized shares of common stock to 70,000,000. The Company has 5,000,000 shares of preferred stock authorized to be issued from time to time in one or more series. Each series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

     On September 30, 1996, the Company raised $5 million through the sale of 5,000 shares of the Company's non-voting convertible Series C Preferred Stock ("Series C Shares") in a private placement to Boston University under Regulation D of the Securities Act of 1933. The Series C Shares are convertible at the option of the holder into shares of Seragen Common Stock at a per share conversion price equal to the lesser of $2.75 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. Terms of the Series C Shares also provide for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion. Each Series C Share has a liquidation preference equal to $1,000 plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series C Shares in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company. Series C Shares which remain outstanding on March 30, 1998 will be automatically converted into shares of the Company's Common Stock. The Company's Series C Shares were reflected at $5,100,000 (including $100,000 dividend payable) at December 31, 1996.

     In July 1996, the Company issued 23,800 shares of Seragen convertible Series B Preferred Stock pursuant to the conversion of the loan guarantees (see Note E).

      On May 29, 1996, the Company raised gross proceeds of $4 million (approximately $3.8 million net of offering fees) through the sale of 4,000 shares of Seragen convertible Series A Preferred Stock ("Series A Shares") to investors outside the United States under Regulation S of the Securities Act of 1993. The Series A Shares are convertible at the option of the holders, beginning July 15, 1996, into shares of Seragen Common Stock at a per share conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date up to a maximum of 3,321,563 shares of Seragen Common Stock. Any shares the investor is unable to convert due to this limitation may be exchanged for $1,150 per share in cash. Terms of the Series A Shares also provide for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion. The holders of the Series A Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each Series A Share has a liquidation preference equal to the sum of
(a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series A Shares so that such amount must be paid on each Series A Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series A Shares. Any shares which remain outstanding on November 29, 1997 will be automatically converted into shares of Seragen Common Stock. As of December 31, 1996, 895 Series A Shares were converted into 566,400 shares of Common Stock at conversion prices ranging from $1.022 to $2.774 per share. The Series A Shares were reflected at $2,015,522 at December 31,1996 representing their liquidation value which includes accrued dividends payable from the issuance date through December 31, 1996. At December 31, 1996, $1,236,753 was reclassified to a current liability representing the 1,361,313 shares of common stock that would be

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

required to be redeemed due to the conversion cap limitation as of December 31, 1996.

     In June 1995, the Company issued 220,000 shares of common stock at $8.00 per share in payment of commissions incurred in connection with the formation of the alliance with Lilly.

     In August 1994, under the terms of the alliance with Lilly, the Company received $5 million representing payment for 787,092 shares of common stock at approximately $6.35 per share.

     In February 1994, the Company completed a private placement of units consisting of 1,127,004 shares of common stock at $6.00 per share and warrants to purchase an additional 281,751 shares of common stock at an exercise price of $10 per share which were immediately exercisable and expire on February 4, 1999. The net proceeds of this private placement were approximately $6.5 million.

K. STOCK OPTIONS AND WARRANTS:

    Employee Stock Option Plans

     The Company's stock option plans allow for the grant of incentive stock options at prices not less than fair value on the date of grant, as determined by the Board of Directors, and nonqualified stock options at prices determined by the Board of Directors.

      The Company granted options under the 1981 Stock Option Plan until the plan termination in 1991. Accordingly, no additional grants may be made under this plan; however, options outstanding may still be exercised prior to their expiration date. The options generally vest ratably over 4 years and expire 10 years from date of issuance.

 The Company's 1992 Long Term Incentive Plan (the "1992 Plan") provides for the grant of incentive stock options, nonstatutory options, stock appreciation rights, restricted stock, deferred stock and other stock based awards.
Officers, employees and consultants are eligible to receive awards under this plan; however, only officers and employees of the Company are eligible to receive incentive stock options. Incentive stock options will not be granted at less than fair market value or exercisable later than ten years from the date of the grant. Nonstatutory options will be exercisable at the price established by the Board of Directors or a committee thereof. Common shares in the amount of 2,300,000 were reserved for issuance pursuant to this plan in January 1992. In December 1996, the Board of Directors approved an amendment to the Company's 1992 Plan increasing the number of shares available under the plan from 2,300,000 to 8,000,000. The Company is seeking shareholder approval at its 1997 Annual Meeting of Shareholders for such amendment. All incentive stock options issued to date pursuant to this plan vest over a three to five-year period.


     Non-Employee Directors Non-Qualified Stock Option Plan

     The Company's 1992 Non-Employee Directors Non-Qualified Stock Option Plan provides for the granting of nonstatutory stock options at fair market value to Directors of the Company who are not officers or employees of the Company or Trustees of B.U. There are 200,000 common shares reserved for issuance pursuant to this plan. Commencing with the first date on which elected to serve as a director of the Company or on February 5, 1992, whichever is later, each eligible Director shall be granted an option to purchase 5,000 shares of Common Stock at the fair market value of the Common Stock on the date the option is granted, provided, however, that for any eligible Director who has previously

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

been awarded options to purchase stock in connection with his service as a director of the Company, the grant shall be reduced by the number of shares underlying the previous grants. At the commencement of each subsequent twelve month period in which the Director is elected to continue in office, an additional option to purchase 1,000 shares at fair market value shall be granted. The options acquired under the plan shall be exercisable upon completion of a full term of office as a member of the Board of Directors after the grant and if for any reason the term is not completed, or if the Director has failed to attend at least seventy-five percent (75%) of the regularly called meetings of the Board of Directors during such term, the option will be forfeited.

     Employee Stock Purchase Plan

 The Company's Employee Stock Purchase Plan (the "Purchase Plan") allows employees to purchase the Company's common stock, and 200,000 common shares were reserved for issuance pursuant to this plan.

     All employees of the Company who have been employed for at least three months by the Company are eligible to participate in this plan. Shares are purchased through the accumulation of payroll deductions of 1% to 10% of each participant's compensation (up to a maximum of $25,000 per year). The purchase price of the shares is 85% of the fair market value of the stock at certain predetermined dates, as defined. The Company issued 34,432, 29,864, and 42,855 shares under the Purchase Plan in the years ended December 31, 1994, 1995 and 1996, respectively. In February 1997, the Board of Directors voted to terminate the Purchase Plan.

     A summary of the status of the Company's stock options as of December 31, 1994, 1995 and 1996 and changes during the year ended on those dates is presented below:

                                             1994                 1995                 1996
                                      -------------------  -------------------  --------------------
                                                 WEIGHTED             WEIGHTED              WEIGHTED
                                                 AVERAGE              AVERAGE               AVERAGE
                                                 EXERCISE             EXERCISE              EXERCISE
                                       SHARES      PRICE     SHARES     PRICE     SHARES      PRICE
                                      ---------  --------  ---------  --------  ---------   --------
Outstanding at beginning of year....  1,637,570   $10.02   1,954,330    $9.12   1,773,440     $8.36
  Granted...........................    452,432     6.25     283,264     5.57   5,728,529      1.37
  Exercised.........................    (43,189)    1.50    (117,014)    0.98    (111,825)     0.72
  Canceled..........................    (92,483)   13.38    (347,140)   12.46    (587,178)     9.79
                                      ---------            ---------            ---------
Outstanding at end of year..........  1,954,330     9.12   1,773,440     8.36   6,803,029      2.60
                                      =========            =========            =========
Options exercisable at year-end.....  1,130,500            1,072,887            1,283,802
                                      =========            =========            =========
Options available for future grant..    901,759              904,349            1,416,006
                                      =========            =========            =========


     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued and requires the Company to elect either expense recognition or disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by SFAS No. 123 would require fair-value based financial accounting to recognize compensation expense for the employee stock compensation plans. The Company has determined that it will elect the disclosure-only alternative.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted and stock issued pursuant to the employee stock purchase plan as of December 31, 1996 using the Black Scholes option pricing model prescribed by SFAS No. 123.

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

     The assumptions used and the weighted average information for the years ended December 31, 1995 and 1996 are as follows:

     The assumptions used and the weighted average information for the years ended December 31, 1995 and 1996 are as follows:

                                             DECEMBER 31, 1995     DECEMBER 31, 1996
                                             -----------------     -----------------
Risk-free interest rates...............        6.01% - 7.47%         5.52% - 6.73%
Expected dividend yield................              -                     -
Expected lives.........................            7.5 years             7.5 years
Expected volatility....................                  96%                   96%
Weighted-average grant-date fair
  value options granted during
  the period...........................                $5.57                 $1.37

Weighted-average exercise price........

Weighted-average remaining contractual                 $8.36                 $2.60
  life of options oustanding...........           6.20 years            9.25 years

Weighted-average exercise price of
  1,072,987 and 1,283,802 options
  exercisable at December 31, 1995
  and 1996, respectively...............                $8.16                 $7.37


The effect of applying SFAS No. 123 would be as follows:
                                                             DECEMBER 31, 1995     DECEMBER 31, 1996
                                                             -----------------     -----------------
Pro forma net loss applicable to common stockholders.....       $(21,311,315)        $(35,932,478)

Pro forma net loss per common share......................       $      (1.30)        $      (2.15)


     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility.
Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The total fair value of the options granted and stock issued under the employee stock purchase plan during 1995 and 1996 was computed as approximately $1,235,000 and $6,795,000, respectively. Of these amounts approximately $210,000 and $951,000 would be charged to operations for the years ended December 31, 1995 and 1996, respectively. The remaining amount, approximately $6,230,000 would be amortized over the remaining vesting periods. The resulting pro forma compensation expense may not be representative of the amount to be expected in future years as pro forma compensation expense may vary based upon the number of options granted.

     The pro forma net loss applicable to common stockholders and pro forma net loss per common share presented above have been computed assuming no tax benefit. The effect of a tax benefit has not been considered since a substantial portion of the stock options granted are incentive stock options and the Company does not anticipate a future deduction associated with the exercise of these stock options.

Warrants

      As of December 31, 1996, the following warrants were outstanding:

As of December 31, 1996, the following warrants were outstanding:


                         WARRANTS OUTSTANDING  EXERCISE PRICE  EXPIRATION DATE
                         --------------------  --------------  ---------------
Equipment Loan                  10,757              $12.55       Feb. 2, 2000
Private Placement              281,751               10.00       Feb. 4, 1999
Loan Guarantee               2,776,664                4.75       Jun. 7, 2005
Canadian Affiliate             519,033                8.79      Sep. 30, 2005
Series B Preferred Stock     8,167,196                4.00       Jul. 1, 2006



                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

L.  COMMITMENTS AND CONTINGENCIES:

Lease Commitments

     The Company has a renewable 10-year lease for its primary operating facility which expires in August 2002. Rent includes the Company's proportionate share of all real estate taxes and operating costs related to the facility.

     The Company leases certain other facilities and equipment under leases with varying terms and containing renewal options and escalation clauses related to increases in certain operating costs of the lessor. The rental expense for all operating leases was approximately $1,014,000, $1,281,000 and $1,420,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Approximate future minimum lease payments at December 31, 1996 are as follows:

                                                                      OPERATING
                                                                        LEASES
                                                                     -----------

1997 ......................................................           1,372,000
1998 ......................................................           1,064,000
1999 ......................................................             870,000
2000 ......................................................             776,000
2001 ......................................................             776,000
Thereafter ................................................
                                                                     ----------
Total minimum lease payments ..............................          $5,891,000
                                                                     ==========

     Substantially all of the Company's operating leases and commitments were assumed by B.U. in connection with the sale of substantially all of the Company's assets to B.U. (see Note B).

    Royalty Arrangements

     The Company has several royalty arrangements, whereby it is obligated to pay royalties on revenue as defined.

    Employment Contracts

     The Company has entered into employment contracts with key employees that provide for minimum salary and severance payments as defined.

    Employee Benefits

     The Company has a 401(k) savings plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

to 15% of their annual compensation to the plan, subject to certain limitations. Although the Company may make matching contributions, there were no such contributions to the plan in 1994, 1995 and 1996.

M. RELATED PARTIES

    Consulting Contracts

     The Company incurred consulting fees to stockholders and directors of approximately $126,000, $155,000 and $169,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company also incurred expenses relating to research grants to, and clinical trials performed at, the institution employing a stockholder and a director of approximately $219,000, $185,000 and $175,000 for the years ended December 31, 1994, 1995 and 1996, respectively.
The Company also recorded $63,000 of grant revenue on an NIH grant relating to a subcontract from this institution in 1996. The full amount is paid as of December 31, 1996.

     The Company incurred consulting fees to other option holders of approximately $36,000, $18,000 and $12,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company also incurred expenses relating to research grants to the institution employing one of the option holders of approximately $150,000 for each of the years ended December 31, 1994 and 1995, respectively.

N. ACCRUED EXPENSES:

     Accrued expenses consists of the following:

                                                            DECEMBER 31,
                                                  -----------------------------
                                                      1995              1996
                                                  ----------         ----------

Clinical and research ..................          $  845,426         $1,158,421
Professional service fees ..............             131,632            219,062
Payroll, vacation and benefits .........             736,965            632,778
Other expenses .........................             699,261            583,911
Dividends ..............................                  --            583,295
                                                  ----------         ----------
                                                  $2,413,284         $3,177,467
                                                  ==========         ==========

O. PRO FORMA INFORMATION (UNAUDITED):

     On February 18, 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to B.U. or a designated affiliate for $5 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. B.U. has paid the Company $4.5 million as a deposit and has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company currently may use this deposit to fund its operations. At the closing, a majority of the Company's employees involved in the manufacturing and clinical operations will become employees of B.U. Both the deposit and the operating costs paid by B.U. are subject to refund in the event that conditions for closing are not met.

     Simultaneously, the Company entered into a service agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. This service contract expires in January 1999 and is subject to early termination provisions, as defined, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The service contract may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacture and clinical operations facilities. The Company has

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

 agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. The service agreement is expected to substantially reduce operating costs in research and development as Seragen will be contracting solely for the services that the Company requires for clinical and manufacturing purposes.

     The following unaudited pro forma financial information reflects the Company's balance sheet, as of December 31, 1996 and the Company's historical statement of operations for the year ended December 31, 1996, assuming the transactions described above were consummated on January 1, 1996. The unaudited pro forma financial statements do not purport to be indicative of the results which would actually have been reported if the transactions had been effected on that date or which may be reported in the future.

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS


                                                           SERAGEN, INC.
                                                 UNAUDITED PRO FORMA BALANCE SHEET
                                                      AS OF DECEMBER 31, 1996


                         ASSETS                                                HISTORICAL      ADJUSTMENTS       PRO FORMA
                                                                               ----------      -----------       ---------
Current assets:
   Cash and cash equivalents................................................. $   1,548,392     $5,000,000(a)   $   6,548,392
   Restricted cash...........................................................       610,318              -            610,318
   Contract receivable.......................................................       485,261              -            485,261
   Unbillied contract receivalbe.............................................       833,983              -            833,983
   Prepaid expenses and other current assets.................................       285,356              -            285,356
                                                                              -------------     ----------      -------------
        Total current assets.................................................     3,763,310      5,000,000          8,763,310

Property and equipment, net..................................................     4,604,115     (4,595,594)(b)          8,521
Other assets.................................................................        77,183              -             77,183
                                                                              -------------     ----------      -------------
        Total assets......................................................... $   8,444,608     $  404,406      $   8,849,014
                                                                              =============     ==========      =============
               LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
   Accounts payable..........................................................     1,111,477              -          1,111,477
   Current maturities of long-term debt......................................        37,418              -             37,418
   Accrued expenses..........................................................     3,177,467              -          3,177,467
   Preferred stock redemption liability......................................     1,236,753              -          1,236,753
   Short-term obligation, less unamortized discount..........................     4,128,097              -          4,128,097
                                                                              -------------     ----------      -------------
        Total current liabilities............................................     9,691,212              -          9,691,212
                                                                              -------------     ----------      -------------

Non-current liabilities:
   Lilly contract obligation.................................................     1,200,000              -          1,200,000
   Canadian affiliate put option liability...................................     2,400,000              -          2,400,000
                                                                              -------------     ----------      -------------
        Total non-current liabilities........................................     3,600,000              -          3,600,000
                                                                              -------------     ----------      -------------
Commitments and contingencies
Stockholders' (deficit):
  Preferred stock, $.01 par value; 5,000,000 shares authorized
    Convertible preferred stock, Series A, $.01 par value; issued and outstanding 3,105 shares at December 31, 1996, $2,015,522
      liquidation preference.................................................     2,015,522              -          2,015,522
    Convertible preferred stock Series B, $.01 par value; issued and oustanding 23,800 shares at December 31, 1996, $23,800,000
      liquidation preference.................................................    23,800,000              -         23,800,000
    Convertible preferred stock Series C, $.01 par value; issued and oustanding 5,000 shares at December 31, 1996, $5,100,000
      liquidation preference.................................................     5,100,000              -          5,100,000
    Common stock, $.01 par value; 70,000,000 shares authorized; issued
      17,199,458 shares at December 31, 1996.................................       171,994              -            171,994
Additional paid in capital...................................................   151,323,022        404,406(c)     151,727,428
Accumulated deficit..........................................................  (187,254,811)             -       (187,254,811)
                                                                              -------------     ----------      -------------
                                                                                 (4,844,273)       404,406         (4,439,867)

Less-treasury stock (777 shares at cost at December 31, 1996.................        (2,331)             -             (2,331)
                                                                              -------------     ----------      -------------
           Total stockholders' (deficit).....................................    (4,846,604)       404,406         (4,442,198)
                                                                              -------------     ----------      -------------
           Total liabilities and stockholders' (deficit)..................... $   8,444,608     $  404,406      $   8,849,014
                                                                              =============     ==========      =============


                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                 SERAGEN, INC.
                       UNAUDITED PRO FORMA BALANCE SHEET
                            AS OF DECEMBER 31, 1996

          The following pro forma adjustments are required to reflect the sale of the majority of the Company's property and equipment, the assignment of certain capital and operating leases to Boston University and the Company's service contract with Boston University as discussed in Note B above. The net book value and estimated disposition costs are based on the estimated fair value, as determined by the management of the Company. Such allocation will be revised to reflect changes in assets through the date of closing and the determination of actual disposition costs.

Notes to Pro Forma Balance Sheet

(a)     Reflects an increase in cash for the receipt
        of the purchase price.                              $5,000,000

(b)     Reflects a reduction in property and equipment
        for the net book value of assets sold.              $4,595,594

(c)     Reflects the excess of the purchase price over
        the net book value of the asset sold as
        additional paid in capital.                           $404,406

                                 SERAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS


                             UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                                FOR THE YEAR ENDED DECEMBER 31, 1996

                                                    HISTORICAL           ADJUSTMENTS              PRO FORMA
                                                   ------------         -------------           ------------

Revenue:
  Contract revenue and license fees .......        $ 10,542,315         $       --              $ 10,542,315

Operating expenses:
  Cost of contract revenue and license fees           5,704,243                 --                 5,704,243
  Research and development ................          13,959,405          (13,236,892)(a)             722,513
  Contract R&D with affiliate .............                --              5,521,342 (b)           5,521,342
  General and administrative ..............           7,208,465           (1,669,337)(a)           5,539,128
                                                   ------------         ------------            ------------
                                                     26,872,113           (9,384,887)             17,487,226
                                                   ------------         ------------            ------------
     Loss from operations .................         (16,329,798)           9,384,887              (6,944,911)


Loss incurred in connection with
  Canadian affiliate ......................           2,923,864                 --                 2,923,864
Interest income ...........................             120,740                 --                   120,740
Interest expense ..........................           5,453,638                 --                 5,453,638
                                                   ------------         ------------            ------------

     Net loss .............................         (24,586,560)           9,384,887             (15,201,673)
                                                   ============         ============            ============

Preferred stock dividends .................          10,394,918                 --                10,394,918
                                                   ------------         ------------            ------------

Net loss applicable to common stockholders         $(34,981,478)        $  9,384,887            $(25,596,591)
                                                   ============         ============            ============

Net loss per common share .................        $      (2.09)        $       --              $      (1.53)
                                                   ============         ============            ============
Weighted average common shares used
  in computing net loss  per share ........          16,724,493                 --                16,724,493
                                                   ============         ============            ============

The following pro forma adjustments are required to reflect the sale of the majority of the Company's property and equipment, the assignment of certain capital and operating leases to Boston University, the Company's service contract with Boston University and the transfer of the majority of the Company's employees to B.U. as discussed in Note B. The pro forma adjustments will be revised to reflect changes in assets through the date of closing and the determination of actual disposition costs.

Notes to Pro Forma Balance Sheet

(a)  Reflects the estimated reduction of operating expenses
     due to the sale of property and equipment,  the transfer
     of employees to B.U. and reductions in the related research
     and development and general and administrative activities.    $14,906,229

(b)  Reflects the contracted cost for the initial contract
     year of research and development activities to be
     received through the service contact with B.U.                $5,521,342

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On March 12, 1997, the Board of Directors of the Company at the recommendation of the Company's Audit Committee voted to replace Coopers & Lybrand L.L.P. with Arthur Andersen LLP as the Company's independent accountants effective March 12, 1997. Coopers & Lybrand L.L.P.'s reports for the last two fiscal years contained no adverse opinions, disclaimers, or qualifications or modifications as to uncertainty, audit scope or accounting principles, except that the report on the 1995 financial statements included an explanatory paragraph concerning factors which raise substantial doubt about the Company's ability to continue as a going concern. During such two fiscal year period and the subsequent interim period since then, there have been no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of disagreement in connection with its reports.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following identifies the Company's current directors, each of the eight persons who has been nominated by the Board of Directors for election as a Director of the Company, and the Company's executive officers. All ages indicated are as of March 28, 1997.


NAME                              AGE       POSITIONS WITH THE COMPANY
----                              ---       --------------------------

Reed R. Prior ................    45        Chairman of the Board of Directors,
                                            Chief Executive Officer and Director

Gerald S. J. Cassidy .........    56        Director

Elizabeth Chen ...............    33        Vice President of Business
Development

Kenneth G. Condon ............    49        Director

Norman A. Jacobs .............    59        Director

Jean C. Nichols, Ph.D. ........   45        President, Chief Technology Officer
                                            and Director

John R. Silber, Ph.D. .........   34        Director




     Each director holds office until the next annual meeting of shareholders and until his or her successor is duly elected and qualified, or until his or her earlier resignation or removal. The Company's by-laws authorize the Board of Directors from time to time to determine the number of its members.

     The Company's officers are elected annually by the Board of Directors at a meeting held immediately following each annual meeting of shareholders or as soon thereafter as necessary and convenient in order to fill vacancies or newly created offices. Each officer holds office until his or her successor is duly elected and qualified, or until his or her earlier death, resignation, or removal. The Board of Directors may remove any officer elected or appointed by the Board whenever in its judgement the best interests of the Company will be served, but removal of an executive officer is to be without prejudice to any contractual rights of the person so removed.

     There are no family relationships among any of the Company's directors and executive officers. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which that director or executive officer was or is to be selected.

     Reed R. Prior -- Mr. Prior was elected Chairman of the Board of Directors and a member of the Executive Committee of the Company and Chief Executive Officer and Treasurer in November 1996. Prior to joining the Company, Mr. Prior served as President and Chief Executive Officer of ActiMed Laboratories, a privately-held medical diagnostics company. From 1992 to 1995, he was President and Chief Executive Officer of Receptor Laboratories, Inc., a start-up biopharmaceutical firm which was sold to Cytel Corporation in July 1995. From 1990 to 1991, Mr. Prior served as President and Chief Executive Officer of Genex Corporation, which merged with Enzon, Inc. in October 1991. From 1986 to 1990, Mr. Prior was President and Chief Executive Officer of i-Stat Corporation, a development stage medical diagnostics company. Mr. Prior earned a B.S. in biophysics from Lyman Briggs College, a residential science and mathematics college within Michigan State University, and received an M.B.A. from Harvard Business School.

     John E. Bagalay, Jr., Ph.D., Esq.; -- Dr. Bagalay has served as a member of the Board of Directors of the Company since March 1991. Dr. Bagalay has been Managing Director of Community Technology Fund, the venture capital fund of Boston University, since 1989. From 1984 to 1988, Dr. Bagalay served as General Counsel of Lower Colorado River Authority, a regulated electric utility in Austin, Texas. Prior to that time, he was General Counsel of Houston First Financial Group and General Counsel of Texas Commerce Bancshares, Inc. He is a director of Cytogen Corp., a director and member of the Compensation Committee of Wave Systems Corp. and of Hymedix, Inc., and a director of several privately held companies.

     Gerald S.J. Cassidy -- Mr. Cassidy has served as a member of the Board of Directors of the Company since December 1987. Mr. Cassidy is the founder since 1975, Chairman of The Cassidy Companies, Inc., a holding company specializing in corporate public affairs services. Prior to the establishment of The Cassidy Companies, he worked as a Trial Attorney in the South Florida Migrant Legal Services Program, as Executive Director and General Counsel of the Democratic National Committee's 1973 Reform Commission, and on two separate occasions, from 1969 to 1973 and from 1974 to 1975, as General Counsel of the U.S. Senate's Select Committee on Nutrition and Human Needs. He has been a featured speaker on legislative issues at numerous governmental, university, industry, and trade association conferences. He is a member of the Board of Trustees of Tougaloo College, the Steering Committee of the Capital Campaign for Villanova University, the Board of Overseers for the School of Nutrition at Tufts University, the Board of Trustees of Fontbonne College, the Board of Directors of the Children's Inn at the National Institute of Health, and a member of the Board of Trustees of the Washington Theological Union. Mr. Cassidy holds a B.S. from Villanova University and a J.D. from the Cornell University School of Law. In 1995 he received an Honorary Doctor of Social Science Degree from Villanova University.

     Elizabeth C. Chen -- Ms. Chen joined the Company in January 1997 as Vice President of Business Development. Prior to joining the Company, Ms. Chen had been Vice President - General Manager of ActiMed Laboratories, Inc., a privately-held medical technology company. From 1992 - 1996, Ms. Chen was an independent consultant to a number of venture capital funds and a variety of start-up biotech companies. From 1985 - 1992, Ms. Chen held a number of positions in business development and marketing planning at Merck & Company, Inc., Migliara/Kaplan and T. Rowe Price. Ms. Chen holds a B.A. in Organizational Behavior from Yale and an M.B.A. from The Wharton School of the University of Pennsylvania.

     Kenneth G. Condon, C.P.A. -- Mr. Condon has served as a member of the Board of Directors of the Company since January 1992. Mr. Condon has also served as Boston University's Treasurer since 1992 and its Vice President for Financial Affairs since 1986. Prior to his serving in such capacity, Mr. Condon served as Associate Vice President for Financial and Business Affairs, Comptroller, Acting Comptroller and Manager of Unrestricted Funds of Boston University. Mr. Condon is Chairman of the Board and Director of Bayfunds, Inc. and a member of several advisory boards of BayBanks, Inc. Mr. Condon also serves as Treasurer and as a Director of the Financial Executives Institute of Massachusetts, and as a member of the Board of Trustees of Newbury College. Mr. Condon is a Certified Public Accountant and holds a B.S. in Economics and Mathematics from Tufts University and an M.B.A. in Finance from the Wharton School of Finance.

     Norman A. Jacobs -- Mr. Jacobs has served as a member of the Board of Directors of the Company since 1990. Mr. Jacobs has served as President of Becton Dickinson Transdermal Systems, a unit of Becton Dickinson and Company, since September 1990. From January 1990 to September 1990, Mr. Jacobs acted as a consultant to biotechnology companies, including Seragen. From 1986 through 1989, Mr. Jacobs was President of BioTechnica International, a genetic engineering research company. Mr. Jacobs was one of the founders, in 1962, of Amicon Corporation, which is a manufacturer of laboratory separation systems and adhesives and polymer specialty materials. He served as President of Amicon from 1971 through 1983, and as President of the Amicon Division of W.R. Grace from 1983 to 1985. He earned an M.B.A. from Harvard Business School, an M.S. in Chemical Engineering from M.I.T., and a B.E. in Chemical Engineering from Yale.

     John R. Murphy, Ph.D.; -- Dr. Murphy has served as a member of the Board of Directors of the Company since 1985. Since 1984, he has held various positions at the Boston University School of Medicine and is currently Professor of Medicine, Biochemistry and Microbiology at the Boston University School of Medicine, and Chief of Biomolecular Medicine at the Boston University Medical Center/University Hospital. From 1973 to 1984, he was an Assistant and Associate Professor of Microbiology and Molecular Genetics at Harvard University. Dr. Murphy holds a Bachelor of Arts degree in Zoology and a Masters degree in Microbiology from the University of Connecticut and a Doctorate degree from the University of Connecticut School of Medicine. Dr. Murphy completed his postdoctoral training at Harvard University as a Research Fellow of Biology.

     Jean C. Nichols, Ph.D. -- Dr. Nichols was elected President and Chief Technology Officer and a member of the Board of Directors of the Company in November 1996. From 1992 to 1996, she served as Senior Vice President, and from 1987 to August 1992, as Vice President of Development for the Company. From 1984 to 1987, Dr. Nichols was Director of Research and Development, and from 1983 to 1984, served as the Company's scientific liaison. Dr. Nichols received a B.S. in Biology and a Ph.D. in Bacteriology and Immunology from the University of North Carolina. Upon completion of her studies, Dr. Nichols was a Research Fellow at the Harvard Medical School. Before joining the Company, she held the position of Instructor in the Department of Microbiology and Molecular Genetics at the Harvard Medical School.

     John R. Silber, Ph.D. -- Dr. Silber has served as a member of The Board of Directors of the Company since August 1987. He is the Chancellor of Boston University and has been a member of its Board of Trustees since 1971. Dr. Silber received a B.A. from Trinity University and an M.A. and Ph.D. in philosophy from Yale University. Dr. Silber is Chairman of the Massachusetts State Board of Education, a Trustee of the WGBH Educational Foundation, Vice President of the United States Strategic Institute in Washington, D.C., and a director of U.S. Surgical Corporation. Dr. Silber is also Chairman of Americans for Medical Progress.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, there was compliance during the fiscal year ended December 31, 1996 with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Compensation

     The following table summarizes the compensation for services rendered in all capacities to the Company during the fiscal years ended December 31, 1996, 1995, and 1994, of the chief executive officer of the Company and each of the four most highly compensated persons who served as executive officers of the Company during the last fiscal year (the "Named Executive Officers").


SUMMARY COMPENSATION TABLE


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION(1)
                               ----------------------

                                                                     OTHER       LONG-TERM
NAME AND                                                             ANNUAL     COMPENSATION
PRINCIPAL POSITION                 YEAR    SALARY($)    BONUS($)  COMPENSATION   SECURITIES
------------------                 ----    ---------    --------  ------------   UNDERLYING
                                                                                  OPTIONS #
                                                                                  ---------
Reed R. Prior                      1996   $ 55,417(2)  $100,000(3)  $17,845(4)   4,885,747
Chairman, Chief Executive
Officer and Treasurer

George W. Masters(5)               1996    237,812(6)    30,000(7)   41,130(8)      50,000
Chairman, Chief Executive          1995    300,000            -      42,248(9)      40,000
Officer and Treasurer              1994    275,000(10)   70,000(11)  44,716(12)     40,000

Jean C. Nichols, Ph.D.             1996    195,542(13)        -           -        692,752(14)
President and Chief                1995    190,000            -           -         18,000(15)
Technology Officer                 1994    175,000       38,500(11)       -         17,500(15)

Leonard F. Estis, Ph.D.(14)        1996    146,667            -           -          9,328
Vice President for Research &      1995    160,000            -           -         15,000
Development                        1994    152,000       30,000(11)       -         17,500

Thomas N. Konatich(15)             1996    138,125(16)        -       21,372(17)    10,348
Vice President for Finance,        1995    145,000            -            -        12,000
Chief Financial Officer            1994    130,000       26,000(11)        -        15,000

____________

 (1) Portions of Annual Compensation have been deferred under the Company's Employee Savings Plan. These amounts are included in calculation of "Salary" and "Bonus" as reflected in the table.

 (2) In fiscal year 1996, Mr. Prior was paid $55,417 base salary for his partial year of service to the Company. His annual base salary was $350,000.

 (3)       In fiscal year 1996, Mr. Prior was paid a $100,000 signing bonus.

 (4)     Amount includes payment of a housing allowance of $17,845.

 (5) Mr. Masters served as Vice Chairman, Chief Executive Officer and President through November 5, 1996. Pursuant to the terms of his Retirement and Consulting Contract, he remained a consultant to the Company through February 28, 1997.

 (6) Mr. Masters was paid $237,812 for his partial year of service to the Company. His annual base salary was $300,000. Included in Mr. Masters' salary is $25,000 for consulting fees rendered to the Company in 1996 pursuant to Mr. Masters' Retirement and Consulting Agreement.

 (7) Pursuant to Mr. Masters' Retirement and Consulting Agreement, bonus payment for services rendered to the Company in fiscal 1996 were paid in fiscal year 1997.

 (8) Amount includes payment of a housing allowance of $21,130 and accrued vacation payment of $20,000.

 (9)       Amount includes payment of a housing allowance of $35,248.

(10) In fiscal year 1994, Mr. Masters was paid $275,000, which represents three months at $200,000 base salary, and nine months at $300,000 base salary.

(11) Bonus payments for services rendered to the Company in fiscal year 1994 were paid in fiscal year 1995.

(12)       Amount includes payment of a housing allowance of $44,716.

(13) In fiscal year 1996, Dr. Nichols was paid $195,542, which represents $190,000 base salary through November 5, 1996, and $225,000 base salary from November 6, 1996 through December 31, 1996.

(14) Represents an option granted on December 18, 1996 comprised of (i) 514,164 shares and (ii) 164,409 shares which were granted upon cancellation of options for an equal number of shares. Also includes an option for 14,179 shares which was canceled on December 18, 1996. See "Aggregated Fiscal Year-end Option Values" table and "Ten-Year Option Repricings" table.

(15) Represents options which were canceled as of December 18, 1996, and reissued at a lower price, such options are included in fiscal year 1996. See "Aggregated Fiscal Year-end Option Values" table and "Ten-Year Option Repricings" table.

(16) Dr. Estis served as Vice President of Research and Development through November 29, 1996.

(17) Mr. Konatich served as Vice President for Finance and Chief Financial Officer through November 15, 1996.

(18) In fiscal year 1996, Mr. Konatich was paid $138,125, which represents six months at $145,000 base salary, and four and one-half months at $175,000 base salary.

(19)       Amount includes payment of accrued vacation of $21,372.


                                    -61-
PAGE

Option Grants

     The following table sets out the material terms of each grant of a stock option to a Named Executive Officer during the last fiscal year, including the number of options granted, the exercise price and the expiration date of each option, as well as the percent that the grant represents of total options granted to employees during the fiscal year. In addition, in accordance with SEC rules, the table discloses hypothetical gains that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions.


OPTION GRANTS IN LAST FISCAL YEAR


                                           OPTION GRANTS IN LAST FISCAL YEAR


                                            INDIVIDUAL GRANTS                                        POTENTIAL REALIZED VALUE
                                       -------------------------                                      AT ASSUMED ANNUAL RATE
                                                       % OF TOTAL                                         OF STOCK PRICE
                                   NO. OF SECURITIES     OPTIONS                                      APPRECIATION FOR OPTION
                                      UNDERLYING        GRANTED TO   EXERCISE                                  TERM
                                       OPTIONS         EMPLOYEES IN   PRICE       EXPIRATION                   ----
NAME                                 GRANTED(#)(1)     FISCAL YEAR    ($/SH)         DATE              5%($)          10%($)
----                                 -------------     -----------    ------         ----              -----          ------

Reed R. Prior                        4,885,747           85.4%        $1.31         12/18/06        4,034,350       10,223,835

George W. Masters(2)                    50,000            0.9%        $5.00         12/05/06               --               --

Jean C. Nichols, Ph.D.                  14,179(3)         0.2%        $4.25         04/26/06           37,897           96,040

                                       678,573(4)        11.9%        $1.31         02/18/06          560,324        1,419,970

Leonard F. Estis, Ph.D.(5)               9,328            0.2%        $4.25         04/26/06           24,932           63,182

Thomas N. Konatich(6)                   10,348            0.2%        $4.25         04/26/06           27,658           70,091

     ____________
 (1) All options were granted under the Company's Amended 1992 Long Term Incentive Plan ("1992 Plan") and were based on the fair market value of the Company's Common Stock on the date of grant except in the case of the option granted to George Masters. All options vest either monthly or quarterly over a three to five year period. Under the terms of the 1992 Plan, upon a change in control or a potential change in control (each as defined in the 1992 Plan), the vesting of all options listed above will be accelerated such that the options will be fully vested and, unless otherwise determined by the committee administering the plan, those options will be cashed out. In the event of a merger or consolidation, the options terminate unless they are assumed by the merged or consolidated corporation or that corporation issues substitute options; however, if that corporation does not assume the options or issue substitute options, the options immediately vest in full. Additionally, under the 1992 Plan, optionees may settle any tax withholding obligations with the Company's Common Stock. The Committee that administers the 1992 Plan has authority: to substitute new options for previously granted options (including previously granted options having higher option exercise prices); to accelerate the vesting of options upon the occurrence of the optionee's termination due to death, disability or retirement; and generally to amend the terms of any option, including the exercise price (so long as the optionee consents to any amendment that impairs his or her rights).

 (2)     Mr. Masters terminated employment with the Company on November 6, 1996.

 (3) Represents options which were canceled as of December 18, 1996 and reissued at a lower price. See "Summary Compensation Table" and "Ten-Year Option Repricings".

 (4) Represents an option granted on December 18, 1996 comprised of (i) 514,164 shares and (ii) 164,409 shares which were granted upon cancelation of options for an equal number of shares. See "Summary Compensation Table" table and "Ten-Year Option Repricings".

 (5)     Dr. Estis terminated employment with the Company on November 29, 1996.

 (6)     Mr. Konatich terminated employment with the Company on November 15,
1996.


Fiscal Year-End Option Values



     The following table sets forth the number of shares covered by both exercisable and unexercisable stock options as of December 31, 1996, and the value of the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of Common Stock.

                   AGGREGATED FISCAL YEAR-END OPTION VALUES

                                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-THE-
                                 UNDERLYING UNEXERCISED       MONEY OPTIONS AT FISCAL YEAR
                              OPTIONS AT FISCAL YEAR END(#)             END($)(1)
                              -----------------------------   ----------------------------

NAME                          EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                          -----------    -------------    -----------    -------------
Reed R. Prior                   203,571       4,682,176            0               0

George W. Masters(2)            246,000         154,000            0               0

Jean C. Nichols, Ph.D.           87,698         640,874            0               0

Leonard F. Estis, Ph.D.(3)      115,903               0            0               0

Thomas N. Konatich(4)            48,198               0            0               0


_____________

(1) Amounts based on the last reported sale price of the Common Stock as of December 31, 1996 of $1.00.

(2)       Mr. Masters terminated employment with the Company on November 6,
          1996.

(3)       Dr. Estis terminated employment with the Company on November 29, 1996.

(4)       Mr. Konatich terminated employment with the Company on November 15,
          1996.

                        TEN-YEAR OPTION REPRICINGS

     The following table sets forth information regarding all repricing of options held by the Named Executive Officers during the last ten fiscal years.

                                             NUMBER OF      MARKET PRICE       EXERCISE
                                            SECURITIES     OF STOCK AT     PRICE AT TIME                 LENGTH OF ORIGINAL
                                            UNDERLYING        TIME OF       OF REPRICING                     OPTION TERM
                                              OPTIONS      REPRICING OR          OR           NEW        REMAINING AT DATE OF
                                            REPRICED OR      AMENDMENT       AMENDMENT      EXERCISE        REPRICING OR
NAME                              DATE       AMENDED(#)          ($)             ($)        PRICE($)       AMENDMENT NAME
----                              ----       ----------          ---             ---        --------       --------------
Reed R. Prior                      -             -               -               -              -                  -

George W. Masters(1)               -             -               -               -              -                  -

Jean C. Nichols,
Ph.D.(2)                       12/18/96        19,230           1.313          15.00           1.313      1 Year & 9 Months

                               12/18/96        15,000           1.313          15.00           1.313      2 Years & 2 Months

                               12/18/96        80,500           1.313          15.00           1.313      5 Years & 1 Month

                               12/18/96        17,500           1.313           6.50           1.313      7 Years & 2 Months

                               12/18/96        18,000           1.313           5.50           1.313      8 Years & 4 Months

                               12/18/96        14,179           1.313           4.25           1.313      9 Years & 4 Months

Leonard F. Estis,
Ph.D.(3)                           -             -               -               -              -                  -

Thomas N. Konatich(4)              -             -               -               -              -                  -


_____________

(1)       Mr. Masters terminated employment with the Company on November 6,
1996.

(2) All prior vesting of original options for Dr. Nichols has been forfeited. All repriced options commenced vesting on December 18, 1996, and have a three year term.

(3)       Dr. Estis terminated employment with the Company on November 29, 1996.

(4)       Mr. Konatich terminated employment with the Company on November 15,
1996.

Director Compensation

     Fees. The Company pays its Directors who are neither officers nor employees of the Company, nor Trustees of Boston University, an annual retainer of $10,000, plus $1,000 per meeting of the Board of Directors of the Company and $500 per meeting of any committee of the Board of Directors which occurs on a day other than that on which a Board of Directors meeting occurs.

     Non-Employee Director Stock Options. Under the Company's 1992 Non-Employee Director Non-Qualified Stock Option Plan (the "Director Plan"), Directors who are not officers or employees of the Company, or Trustees of Boston University (as long as Boston University owns greater than 5% of any class of the Company's outstanding securities), and who are elected to serve as a Director of the Company on any date on or after February 5, 1992, are awarded options under the Director Plan. Commencing on the first date on which elected to serve, each such Director is granted an option to purchase 5,000 shares of Common Stock at a purchase price equal to the fair market value of the Common Stock (e.g., the last reported sale price on the Nasdaq NMS) on the day the option is granted, except that any such grant to a Director who was awarded options to purchase stock in connection with his service as a Director of the Company prior to February 5, 1993 is to be reduced by the number of shares underlying the previous grants. At the commencement of each subsequent 12 month period in which a Director is elected to continue in office, an additional option to purchase 1,000 shares of Common Stock at fair market value is to be granted. Each option has a term of five years and becomes exercisable in full upon the recipient's completion after the date of grant of a full term of office as a member of the Board of Directors. If the term is not completed, or if the Director has failed to attend at least 75% of the regularly called meetings during the term, the option will be forfeited. Options cease to be exercisable 60 days after the date the optionee ceases to be a Director for any reason other than death or disability. Options cease to be exercisable 180 days after the date the optionee ceases to be a Director by reason of disability or death. In no event, however, is an option exercisable after the expiration date of the option.

     On May 13, 1996, Dr. Bagalay, Mr. Cassidy, Mr. Condon, Mr. Jacobs and Dr. Murphy each received an option to purchase 1,000 shares at an exercise price of $4.625 per share under the Director Plan. As of March 21, 1997, no other directors have received options under the Director Plan.

     Other Director Arrangements. Dr. Murphy, a Director, and Dr. Howell, a former Director, have consulting agreements with the Company. See "Executive Compensation -- Employment and Consulting Agreements; Change in Control Arrangements" and "Certain Transactions."

Employment and Consulting Agreements; Change in Control Arrangements

     Employment Agreement with Reed R. Prior. In November 1996, the Company entered into an employment agreement with Reed R. Prior pursuant to which Mr. Prior is serving as Chief Executive Officer and Chairman of the Board. Mr. Prior is also the Treasurer of the Company. Mr. Prior's initial annual base salary is $350,000. In addition, the Company pays Mr. Prior up to $4,500 per month as reimbursement for rental of an apartment, living expenses and weekly commuting between the Company's offices and his permanent residence. Mr. Prior was reimbursed for his moving expenses to relocate to an apartment in the Boston area. The Company will reimburse Mr. Prior for any additional taxes as a result of living, commuting or moving expenses. Mr. Prior is entitled to participate in the bonus and benefit programs that are available to the Company's employees, and is entitled to health, life and disability insurance.

     Pursuant to Mr. Prior's employment agreement, in December 1996, the Company issued to Mr. Prior an option to purchase 4,885,747 shares of common stock equal to 8.5% of the Company's common stock, on a fully diluted basis, at a price of $1.31 per share, to vest in 48 monthly increments during the term of the agreement. The agreement also provides for anti-dilution protections which, among other things, require the Company to issue additional options as necessary to cause the number of shares underlying his stock option to equal but not exceed 8.5% of the Company's outstanding Common Stock on a fully diluted basis. These anti-dilution provisions will be applicable until the Company sells $20,000,000 in equity or convertible securities to non-affiliated persons. The Company has the obligation to register and maintain registration for resale of such shares on Form S-8.

     Mr. Prior is entitled to receive payments in the event of certain transactions that may be deemed a "change in ownership" of the Company. A "change in ownership" includes (1) any acquisition of all or substantially all of the Company's equity securities or operating assets, whether by way of merger, sale of assets, stock purchase, tender offer or otherwise, or (2) the sale or out-licensing of the majority (in value) of the Company's technology assets. In this event, Mr. Prior is entitled to receive an "Asset Value Realization Bonus" equal to 8.5% of the net proceeds from the change in ownership transaction. The amount that the Company must pay Mr. Prior will be reduced by the amount of gain recognized by Mr. Prior as a result of his sale of Common Stock of the Company acquired as a result of exercise of options (or deemed sales in certain circumstances when he is able to, but does not, sell). Mr. Prior has executed a waiver releasing the Company from any obligations that it may have under his employment agreement with respect to the Company's sale of its operating facility to B.U.

     The Company's agreement with Mr. Prior continues until terminated by either party on written notice of not less than 30 days. The employment agreement may be terminated by the Company with or without "just cause." In the event the Company terminates Mr. Prior's employment other than for "just cause," or in the event that Mr. Prior terminates his employment for "good reason," the Company is required to pay Mr. Prior as severance a lump sum payment equal to one year's salary based on the annual rate in effect on the date of termination. Upon such termination, the Company will also provide Mr. Prior with accelerated vesting of his stock options. "Just cause," as defined in the agreement, consists of fraud, a felony conviction, or a breach of a material term of the agreement or willful failure to perform material duties which are not cured following written notice (all as defined in the agreement). "Good reason," as defined in the agreement, includes (i) the refusal by the Board of Directors of a bona fide financing offer, (ii) refusal of the Board of Directors to approve major spending cuts or operational changes, (iii) breach by the Company of a material term under the employment agreement, (iv) a change in ownership, and (v) a change in control. Mr. Prior is entitled to receive a lump sum payment equal to one year's salary in the event of death or of physical or mental disability of a nature sufficient to result in his termination by the Board. Pursuant to the terms of the agreement, the Company established an irrevocable letter of credit in an amount equal to $175,000, naming Mr. Prior as the beneficiary as partial security for the payment of severance. The agreement also includes non-competition, confidentiality and indemnification provisions.

     Employment Agreement with Jean C. Nichols. On November 6, 1996, the Company entered into an employment agreement with Jean C. Nichols, Ph.D., pursuant to which Dr. Nichols was promoted to and serves as President and Chief Technology Officer of the Company. Dr. Nichols' agreement also provides that she serve as a director of the Company. Dr. Nichols' annual base salary is $225,000. Dr. Nichols is entitled to participate in the bonus and benefit programs that are available to the Company's employees, and is entitled to health, life and disability insurance.

     Pursuant to Dr. Nichols' employment agreement, in December 1996, the Company issued to Dr. Nichols an option to purchase 678,573 shares of common stock at a price of $1.31 per share, to vest in 36 equal monthly increments during the term of the agreement and canceled options for 164,409 shares of common stock. Such option in addition to an existing option for 50,000 shares equal 1.275% of the Company's common stock, on a fully diluted basis. The agreement also provides for anti-dilution protections which, among other things, require the Company to issue additional options as necessary to cause the number of shares underlying her stock options to equal but not exceed 1.275% of the Company's outstanding Common Stock on a fully diluted basis. These anti-dilution provisions will be applicable until the Company sells $20,000,000 in equity or convertible securities to non-affiliated persons. The Company has the obligation to register and maintain registration for resale of such shares on Form S-8.

     The Company's agreement with Dr. Nichols continues until terminated by either party on written notice of not less than 30 days. The employment agreement may be terminated by the Company for cause. In the event the Company terminates Dr. Nichols' employment other than for cause, the Company is required to pay to Dr. Nichols one year's salary based on the annual rate in effect on the date of termination. "Cause," as defined in the agreement, consists of fraud, a felony conviction, or a breach of a material term of the agreement or willful failure to perform material duties which are not cured following written notice (all as defined in the agreement). Dr. Nichols is entitled to receive one year's salary in the event of death or disability. The agreement also includes non-competition, confidentiality and indemnification provisions.

     Option plans. Under the Company's 1992 Plan, upon a change in control or a potential change in control (each as defined in the 1992 Plan), the vesting of options granted to the named executive officers under the 1992 Plan will be accelerated, and the value of the options will, unless otherwise determined by the Compensation Committee, be cashed out at a price to be determined at the time of the cash out. See footnote 1 to the "Option Grants in Last Fiscal Year" table. Although the exact amount to be paid by the Company cannot be determined, such amount could be in excess of $100,000 for each of the Named Executive Officers.

     Agreements with others. In November 1996, the Company entered into a retirement and consulting agreement with Mr. Masters, former chief executive officer and president. Pursuant to this agreement, Mr. Masters was paid a consulting fee of $12,500 per month during the initial consulting period beginning November 6, 1996 and ending December 31, 1996. Mr. Masters was paid $5,000 per month during the period beginning January 1, 1997 and ending February 28, 1997. Mr. Masters was also entitled to receive a $30,000 bonus for services rendered during fiscal year 1996, which was paid in 1997.

     The Company had a consulting agreement with Dr. Murphy, a Director of the Company who has declined to stand for reelection in 1997. Pursuant to this agreement, Dr. Murphy was paid a consulting fee of $100,000 per year, and was paid that amount during the fiscal year ended 1996, to provide consulting services on biotechnology matters. The agreement expired December 31, 1996.
The Company anticipates extending this agreement into 1997 at a rate of $50,000 per year. The Company may elect to impose a two year noncompetition period following the termination or cancellation of the agreement, provided the Company compensates Dr. Murphy during such period at one-half the rate of compensation in effect at the time the termination or cancellation occurs.

     Dr. James M. Howell, former Chairman of the Board of Directors, also had a consulting agreement with the Company. Pursuant to this agreement, Dr. Howell was paid a consulting fee of $68,750 in fiscal year 1996 to provide consulting services on business matters. The agreement was terminated on November 30, 1996. Pursuant to the agreement, Dr. Howell agreed not to compete with the Company during the term of the agreement and for a period of one year following the termination of the agreement. Dr. Howell is also subject to certain confidentiality obligations.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee during fiscal year 1996 were Messrs. Cassidy and Jacobs.

     In June 1995, the Company finalized three separate lines of credit which were guaranteed by three different entities for a total of $23.8 million in guaranteed bank financing for the Company. Seragen issued warrants to the guarantors for the purchase of 2,776,664 shares of Common Stock at an exercise price of $4.75 per share. These warrants are immediately exercisable and expire in 2005. Boston University, Seragen's majority stockholder, was the lead guarantor, providing a guaranty of $11.8 million in exchange for a warrant to purchase 1,376,666 shares of Common Stock. Two other guarantors provided guarantees to secure loans of $12 million. Gerald S.J. Cassidy, a member of the Company's Board of Directors, was one of the two guarantors, providing a guaranty of $2 million in exchange for a warrant to purchase 233,332 shares of Common Stock. Leon C. Hirsch and Turi Josefsen provided guaranties of the remaining $10 million in exchange for warrants to purchase an aggregate of 1,166,666 shares of Common Stock (see "Share Ownership").

     In July 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million loan financing obtained in June 1995 to release the Company of its liability to the banks involved. The new agreement replaced the lines of credit with shares of the Company's convertible Series B Preferred Stock ("Series B Shares"). Each Series B Share is convertible at any time at the investor's option into a number of shares of Seragen Common Stock determined by dividing $1,000 by the average of the closing sale prices of the Common Stock as reported on the Nasdaq Stock Market for the ten consecutive trading days immediately preceding the conversion date. The holders of Series B Shares are entitled to receive a cumulative dividend payable in arrears in cash quarterly on the last day of each calendar quarter commencing on September 30, 1996 at an annual rate equal to the prime rate plus 1 1/2% through June 1999 and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% form and after July 1, 2003. The holders of Series B shares are entitled to vote on any matters submitted to the Company's shareholders. Each share is entitled to a vote equivalent to 250 shares of common stock. The investors also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock (250,000 warrants for every $1,000,000 of preferred stock purchased) at an exercise price of $4.00 per share. The warrants are exercisable commencing on January 1, 1997 and expire on July 1, 2006. In addition, each investor is entitled to receive additional warrants pursuant to certain anti-dilution provisions. Each additional warrant will be issued at an exercise price of $4.00 per share and will be exercisable commencing on January 1, 1997 and expiring on July 1, 2006 (see "Share Ownership").

     Each Series B Share has a liquidation preference equal to $1,000, plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares for cash. The redemption price per share of Series B Preferred Stock is $1,000, plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Preferred Stock.

     In addition, the Company transferred all of its patents (the "Patents") to Seragen Technology, Inc. ("STI") in exchange for 214,200 shares of STI Class A Common Stock and 23,800 shares of STI Class B Common Stock. STI provided the Company with an irrevocable worldwide exclusive license from STI to the Company with respect to the Patents (the "Irrevocable License Agreement"). Under the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties in an amount equal to the amount of any dividend that the Series B shareholders are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Company delivered the 23,800 shares of STI Class B Common Stock to the guarantors. STI's Class B Common Stock provides for cumulative dividends payable in the same amount as any royalties payable by the Company under the Irrevocable License Agreement. STI also provided the Company with a collateral assignment of the Patents made by STI in favor of the Series B shareholders. Pursuant to an escrow arrangement, the collateral assignment of the Patents is required to be delivered to the Series B shareholders in the event that, after notice, STI fails for 60 days to pay any dividend due in respect of its Class B Common Stock. The Company did not make its royalty payment due January 1, 1997, and does not anticipate making its royalty payment due April 1, 1997. STI did not pay Class B Common Stock dividends due January 1, 1997, and does not anticipate paying Class B Common Stock dividends due April 1, 1997. To the Company's knowledge, the Series B shareholders have not provided notice of the STI dividend payment failure to the escrow agent. In the event that STI redeems its Class B Common Stock, the escrow agent is required to deliver a reassignment of the Patents to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 28, 1997 by (i) each person known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each Director of the Company, (iii) each named executive officer of the Company and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares beneficially owned.



                                SHARE OWNERSHIP

                                                    PERCENTAGE
                                                   BENEFICIALLY
                                                   OWNED (1)(2)
NAME(**)                                         NUMBER OF SHARES        PERCENT
--------                                         ----------------        -------

Boston University                               28,949,368(3)(4)(5)       74.8%
  881 Commonwealth Avenue
  Boston, MA 02215

Leon C. Hirsch                                  10,247,681(3)(6)          36.2%
  150 Glover Avenue
  Norwalk, CT 06856

Turi Josefsen                                    4,391,862(3)(7)          19.6%
  150 Glover Avenue
  Norwalk, CT 06856

P.R.I.F., L.P.                                   1,905,042(8)              9.5%
  175 Bloor Street East
  South Tower, 6th Floor
  Toronto, Canada AG

John E. Bagalay, Jr                                  4,000(9)               *

Gerald S.J. Cassidy                              2,958,084(3)(10)         14.1%
  700 13th Street, N.W., Suite 400
  Washington, DC 20005

Kenneth G. Condo, C.P.A.                             5,200(5)(11)           *

Leonard F. Estis, Ph.D.                              1,136                  *

Norman A. Jacobs                                    19,000(12)              *

Thomas N. Konatich                                     905(13)              *

George W. Masters                                   42,313(14)              *

John R. Murphy, Ph.D.                              175,050(15)              *

Jean C. Nichols, Ph.D.                             190,450(16)             1.0%

Reed R. Prior                                      712,503(17)             3.8%

John R. Silber, Ph.D.                              178,500(18)              *

All Officers and Directors as a Group            4,287,141                19.4%


______________________

*     Represents beneficial ownership of less than 1% of the Common Stock.
** Addresses are given for persons who beneficially own 5% or more of the Company's outstanding Common Stock only.

 (1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of March 28, 1997 that such person or persons has the right to acquire within 60 days after such date.

 (2) Percentage of ownership is based on 18,048,881 shares of Common Stock outstanding as of March 28, 1997.

 (3) Includes 23,494,571 shares of Common Stock issuable upon conversion of 23,800 shares of Series B Preferred Stock and assumes that shares of Series B Preferred Stock are convertible at a conversion price of $1.013, the conversion price in effect on March 28, 1997, based on the average of the closing sale prices of the Common Stock for the ten consecutive trading days preceding that date.

 (4) Includes 3,360,625 shares of Common Stock issuable upon conversion of 5,000 shares of Series C Preferred Stock and accrued dividends thereon (the maximum number of shares of Common Stock into which the Series C shares may convert).

 (5) The Boston University Nominee Partnership is a partnership that was created to act as the record holder of certain securities owned by Boston University. Dr. Bagalay and Mr. Condon are general partners of such partnership and are required to vote and take other actions with respect to such shares of Common Stock as instructed by duly authorized officers of Boston University. Officers of Boston University are duly authorized by the actions of the Trustees of Boston University. General partners of the Boston University Nominee Partnership (Dr. Bagalay and Mr. Condon) and the Trustees of Boston University (Dr. Silber) disclaim beneficial ownership of such shares. Includes 15,000 shares issuable upon exercise of stock options exercisable within 60 days, a warrant to purchase 1,376,666 shares exercisable at $4.75 per share, a warrant to purchase 4,249,431 shares exercisable at $4.00 per share, 11,648,569 shares of Common Stock issuable upon conversion of 11,800 shares of Series B Preferred Stock and 3,360,625 shares of Common Stock issuable upon conversion of 5,000 shares of Series C Preferred Stock. Boston University has entered into a Stockholders Agreement with respect to the election of directors and other matters (see "Certain Transactions").

 (6) Represents a warrant to purchase 816,666 shares exercisable at $4.75 per share, a warrant to purchase 2,520,847 shares exercisable at $4.00 per share, and Series B Preferred Stock convertible into 6,910,168 shares of Common Stock. Does not include 1,430,362 shares issuable upon exercise of warrants and does not include 2,961,500 shares of Common Stock issuable upon conversion of 3,000 shares of Series B Preferred Stock held by Turi Josefsen, Mr. Hirsch's wife, as to which Mr. Hirsch disclaims beneficial ownership. Mr. Hirsch has entered into a Stockholders Agreement with respect to the election of directors. (See "Certain Transactions").

(7) Represents a warrant to purchase 350,000 shares exercisable at $4.75 per share, a warrant to purchase 1,080,362 shares exercisable at $4.00 per share, and Series B Preferred Stock convertible into 2,961,500 shares of Common Stock. Does not include 3,337,513 shares issuable upon exercise of warrants and does not include 6,910,168 shares of Common Stock issuable upon conversion of 7,000 shares of Series B Preferred Stock held by Leon C. Hirsch, Ms. Josefsen's husband, as to which Ms. Josefsen disclaims beneficial ownership. Ms. Josefsen has entered into a Stockholders Agreement with respect to the election of directors. (See "Certain Transactions").

 (8) Includes 1,905,042 shares of Common Stock issuable upon conversion of 2,402 shares of Series A Preferred Stock and accrued dividends thereon (the maximum number of shares of Common Stock that the Series A shares may convert into). P.R.I.F., L.P. ("PRIF") is a limited partnership, the sole general partner of which is HB and Co., Inc. ("HB"). HB has the exclusive authority to manage, control and administer investments and affairs of PRIF. The holder of all issued and outstanding shares of HB is Lillian Brachfeld. Henry Brachfeld is the sole director of HB and, as the sole executive officer of HB, is its President and Secretary. This information is based solely on a Schedule 13D filed with the Securities and Exchange Commission and dated June 21, 1996.

 (9) Represents 4,000 shares issuable upon exercise of options held by Dr. Bagalay that are exercisable within 60 days.

(10) Includes 9,000 shares issuable upon exercise of options held by Mr. Cassidy that are exercisable within 60 days, a warrant to purchase 233,332 shares exercisable at $4.75 per share, a warrant to purchase 720,249 shares exercisable at $4.00 per share, and 1,974,334 shares of Common Stock issuable upon conversion of 2,000 shares of Series B Preferred Stock. Mr. Cassidy's shares of Series B Preferred Stock and warrant are owned jointly with his wife, Loretta P. Cassidy. Mr. and Mrs. Cassidy have entered into a Stockholders Agreement with respect to the election of directors and other matters (see "Certain Transactions").

(11) Represents 4,000 shares issuable upon exercise of options held by Mr. Condon that are exercisable within 60 days.

(12) Represents 19,000 shares issuable upon exercise of options held by Mr. Jacobs that are exercisable within 60 days.

(13)       Mr. Konatich resigned as Chief Financial Officer effective November
15, 1996.

(14) Includes 25,000 shares issuable upon exercise of options exercisable by Mr. Masters within 60 days and a warrant to purchase 1,250 shares exercisable at $10.00 per share. Mr. Masters retired from his position as Vice Chairman, Chief Executive Officer, President and a member of the Board of Directors effective November 6, 1996.

(15) Represents 124,000 shares issuable upon exercise of options held by Dr. Murphy that are exercisable within 60 days.

(16) Represents 181,944 shares issuable upon exercise of options held by Dr. Nichols that are exercisable within 60 days.

(17) Represents 712,503 shares issuable upon exercise of options held by Mr. Prior that are exercisable within 60 days. Mr. Prior has entered into a Stockholders Agreement with respect to the election of directors. See "Certain Transactions."

(18) Includes a warrant to purchase 7,500 shares exercisable at $10.00 per share. Dr. Silber's shares and warrant are owned jointly with his wife, Kathryn
U. Silber.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1987, Boston University, Nycomed (formerly Nyegaard & Co. AS) and the Company entered into a purchase and sale agreement whereby Boston University, which then owned approximately 6% of the Company's outstanding Common Stock, acquired from Nycomed 1,691,761 shares of the Company's Common Stock, which represented all of Nycomed's ownership interest in the Company and approximately 71% of the then outstanding Common Stock of the Company. As part of this transaction, Boston University acquired all of Nycomed's rights to technology, inventions, patents and other proprietary rights (the "Technology") which were primarily related to or useful in the development of the Company's fusion protein products and also acquired the world-wide exclusive rights to manufacture, use, sell and market the products (the "Products") which were derived from or include the Technology (the "Technology and Marketing Rights"). In exchange for the acquisition of these assets, Boston University paid $25,000,000 to Nycomed and assumed Nycomed's obligations to the Company, including a commitment to finance and carry out the Company's research and development program and an obligation to guaranty the Company's leases at its facilities in Hopkinton, Massachusetts. In addition, pursuant to the agreement, the Company is obligated to pay Nycomed a continuing royalty with respect to sales of the Products and to give Nycomed rights of first negotiation to market the Products in the territory covered by the agreement. In connection with this agreement, Nycomed and Boston University entered into a Noncompetition and Confidentiality Agreement, whereby Nycomed agreed to maintain in confidence proprietary information and intellectual property in connection with the Company's business and not to compete with the Company's business. The Noncompetition and Confidentiality Agreement expired in August 1992. The Company believes that the expiration of this Agreement will not materially adversely affect the Company's business.

     In connection with the sale of stock to Boston University, Nycomed also transferred to Boston University a debt owed to Nycomed by the Company in the principal amount of $1,050,000. In 1988, Boston University converted this debt plus accrued interest thereon into 95,488 shares of Common Stock, based on a conversion price equal to $15.00 per share of Common Stock.

     In connection with Boston University's acquisition of the majority interest in the Company in 1987, Boston University guaranteed the Company's obligations under a $10,000,000 line of credit with The First National Bank of Chicago (the "Bank") to provide short-term operating funds for the Company (the "Guaranty"). Boston University pledged certain collateral to the Bank to secure the Guaranty. In 1992, the Company repaid the Bank's line of credit and thereby terminated the Guaranty. In return for providing the Guaranty, the Company issued to Boston University a warrant (the "Bank Warrant"), which enabled Boston University to purchase up to 500,000 shares of Common Stock at an exercise price of $11.80 per share, at any time prior to January 28, 1993. The Bank Warrant expired unexercised.

     In January 1988, pursuant to a Technology Purchase and Royalty Agreement (the "Technology Agreement") which was contemplated at the time Boston University acquired the Technology from Nycomed, Boston University transferred to the Company the Technology and Marketing Rights obtained from Nycomed in exchange for a continuing royalty with respect to sales of the Products until the expiration of all patents relative to the Technology. Thereafter, the Company agreed to pay Boston University a reduced royalty based on a percentage of net sales for a period of 10 years after the expiration of such patents. The Technology Agreement provides Boston University with a security interest in the Technology and Marketing Rights, whereby upon a default by the Company in the terms of the Technology Agreement, the Technology and Marketing Rights would automatically be transferred back to Boston University. A default under the Technology Agreement shall occur if, among other things, the Company breaches is obligations under the Technology Agreement.

     As of March 28, 1997, Boston University beneficially owned 8,299,077 shares (or approximately 46%) of the Company's outstanding Common Stock. In addition, Boston University beneficially owns a stock option to purchase 15,000 shares, a warrant to purchase 1,376,666 shares, a warrant to purchase 2,950,000 shares subject to anti-dilution provisions (as defined), shares issuable on conversion of 11,800 shares of Series B Preferred Stock and shares issuable on conversion of 5,000 shares of Series C Preferred Stock. As of March 28, 1997, if all securities were converted to common stock, Boston University would own 28,949,368 shares of common stock.

     Dr. John R. Murphy, a director of the Company who has declined to stand for reelection in 1997, had a consulting agreement with the Company pursuant to which he received consulting fees of $100,000 in the fiscal year ended 1996.

     Dr. James M. Howell, former Chairman of the Board of Directors, had a consulting agreement with the Company pursuant to which he received consulting fees of $68,750 in the fiscal year ended 1996.

     In June 1995, the Company finalized three separate lines of credit which were guaranteed by three different entities for a total of $23.8 million in guaranteed bank financing for the Company. Seragen issued warrants to the guarantors for the purchase of 2,776,664 shares of Common Stock at an exercise price of $4.75 per share. These warrants are immediately exercisable and expire in 2005. Boston University, Seragen's majority stockholder, was the lead guarantor, providing a guaranty of $11.8 million in exchange for a warrant to purchase 1,376,666 shares of Common Stock. Two other guarantors provided guarantees to secure loans of $12 million. Gerald S.J. Cassidy, a member of the Company's Board of Directors, was one of the two guarantors, providing a guaranty of $2 million in exchange for a warrant to purchase 233,332 shares of Common Stock. Leon C. Hirsch and Turi Josefsen provided guaranties of the remaining $10 million in exchange for warrants to purchase an aggregate of 1,166,666 shares of Common Stock (see "Share Ownership").

     In July 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million loan financing obtained in June 1995 to release the Company of its liability to the banks involved. The new agreement replaced the lines of credit with shares of the Company's convertible Series B Preferred Stock ("Series B Shares"). Each Series B Share is convertible at any time at the investor's option into a number of shares of Seragen Common Stock determined by dividing $1,000 by the average of the closing sale prices of the Common Stock as reported on the Nasdaq Stock Market for the ten consecutive trading days immediately preceding the conversion date. The holders of Series B Shares are entitled to receive a cumulative dividend payable in arrears in cash quarterly on the last day of each calendar quarter commencing on September 30, 1996 at an annual rate equal to the prime rate plus 1 1/2% through June 1999 and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% form and after July 1, 2003. The holders of Series B shares are entitled to vote on any matters submitted to the Company's shareholders. Each share is entitled to a vote equivalent to 250 shares of common stock. The investors also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock (250,000 warrants for every $1,000,000 of preferred stock purchased) at an exercise price of $4.00 per share. The warrants are exercisable commencing on January 1, 1997 and expire on July 1, 2006. In addition, each investor is entitled to receive additional warrants pursuant to certain anti-dilution provisions. Each additional warrant will be issued at an exercise price of $4.00 per share and will be exercisable commencing on January 1, 1997, and expiring on July 1, 2006 (see "Share Ownership").

     In addition, the Company transferred all of its patents (the "Patents") to Seragen Technology, Inc. ("STI") in exchange for 214,200 shares of STI Class A Common Stock and 23,800 shares of STI Class B Common Stock. STI provided the Company with an irrevocable worldwide exclusive license from STI to the Company with respect to the Patents (the "Irrevocable License Agreement"). Under the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties in an amount equal to the amount of any dividend that the Series B shareholders are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Company delivered the 23,800 shares of STI Class B Common Stock to the guarantors. STI's Class B Common Stock provides for cumulative dividends payable in the same amount as any royalties payable by the Company under the Irrevocable License Agreement. STI also provided the Company with a collateral assignment of the Patents made by STI in favor of the Series B shareholders. Pursuant to an escrow arrangement, the collateral assignment of the Patents is required to be delivered to the Series B shareholders in the event that, after notice, STI fails for 60 days to pay any dividend due in respect of its Class B Common Stock. The Company did not make its royalty payment due January 1, 1997, and does not anticipate making its royalty payment due April 1, 1997. STI did not pay Class B Common Stock dividends due January 1, 1997, and does not anticipate paying Class B Common Stock dividends due April 1, 1997. To the Company's knowledge, the Series B shareholders have not provided notice of the STI dividend payment failure to the escrow agent. In the event that STI redeems its Class B Common Stock, the escrow agent is required to deliver a reassignment of the Patents to the Company.

     Each Series B Share has a liquidation preference equal to $1,000, plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares for cash. The redemption price per share of Series B Preferred Stock is $1,000, plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Preferred Stock.

     In September 1996, the Company raised $5 million through the sale of 5,000 shares of the Company's non-voting convertible Series C Preferred Stock ("Series C Shares") in a private placement with Boston University Regulation D under the Securities Act of 1933. The Series C Shares are convertible at the option of the holder into shares of Seragen Common Stock at a per share conversion price equal to the lesser of $2.75 or 73% of the average closing bid. Terms of the Series C shares also provide for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion (see "Share Ownership").

     Notwithstanding this, however, the maximum aggregate number of shares of Common Stock that the Company may issue on exercise of Series C Shares is 3,360,625. Any holder of Series C Shares unable to convert Series C Shares as a result of the limitation described in the preceding sentence is entitled to require the Company to repurchase those shares for $1,150 per Series C Share. Each Series C Shares has a liquidation preference equal to $1,000, plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series C Shares, in the event of liquidation, dissolution or winding up of the Company. Series C Shares that remain outstanding on March 30, 1998, will be converted automatically into shares of Common Stock.

     On November 6, 1996, the Company entered into a Stockholders Agreement (the "Stockholders Agreement") together with Boston University, Leon C. Hirsch, Turi Josefsen, Gerald S.J. Cassidy and Loretta P. Cassidy (collectively, together with Boston University, the "Stockholders"), and Reed R. Prior with respect to the election of directors and other matters. Pursuant to this agreement, the Stockholders have agreed to vote their respective shares to (i) maintain the number of persons comprising the Board of Directors at nine, (ii) not to elect more than two persons designated by or affiliated with Boston University to the Board of Directors, and (iii) to elect three outside directors with experience in the pharmaceutical industry reasonably acceptable to Mr. Prior. In addition, the agreement grants Mr. Prior rights of co-sale in the event Boston University chooses to sell over 50% of its stock in the Company to a third party. Boston University also agrees to pay its pro-rata share of Mr. Prior's Asset Value Realization Bonus (as defined in Mr. Prior's employment agreement) in the event that the Company fails to pay such bonus.

     On February 18, 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to B.U. or a designated affiliate for $5 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. B.U. has paid the Company $4.5 million as a deposit and has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company currently may use this deposit to fund its operations. At the closing, a majority of the Company's employees involved in the manufacturing and clinical operations will become employees of B.U. Both the deposit and the operating costs paid by B.U. are subject to refund in the event that conditions for closing are not met.

     Simultaneously, the Company entered into a service agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. This service contract expires in January 1999 and is subject to early termination provisions, as defined, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The service contract may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacture and clinical operations facilities. The Company has agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. The service agreement is expected to substantially reduce operating costs in research and development as Seragen will be contracting solely for the services that the Company requires for clinical and manufacturing purposes.

PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

                                                                  Location in
                                                                    Form 10-K
(a)  1.  Financial Statements of Seragen, Inc.

         Reports of Independent Accountants................................33
         Balance Sheets as of December 31, 1995 and 1996...................35
         Statements of Operations for the years ended
         December 31, 1994, 1995 and 1996..................................36
         Statements of Stockholders' Equity (Deficit) for the
         years ended December 31, 1994, 1995 and 1996......................37
         Statements of Cash Flows for the years ended December 31,
         1994, 1995 and 1996...............................................38
         Notes to Financial Statements.....................................39

     2.  Schedules - None

     3.  Exhibits

The exhibits listed in the accompanying Exhibit Index on pages 77 - 84 hereof are filed or incorporated by reference as part of this Annual Report on Form 10-K.

     4.  Executive Compensation Plans and Arrangements

The Company's Compensation Plans and Arrangements are denoted by (***) on the
Exhibit Index appearing on pages 77 - 84 hereof and are incorporated by reference as a part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

A Current Report on Form 8-K for November 6, 1996 event, relating to the Registrant's announcement that, effective immediately, the board had elected Reed R. Prior chairman, chief executive officer and treasurer of the company. The board also elected Jean Nichols president, chief technology officer, and a member of Seragen's board of directors. Former vice chairman and CEO George Masters announced his retirement but that he would remain as a consultant to the company. In addition, James Howell stepped down as chairman and also retired from the board of directors; and chief financial officer Thomas N. Konatich resigned from the company, effective November 12, 1996.

A Current Report on Form 8-K for February 18, 1997 event, relating to the Registrant's announcement that it had entered into an agreement to sell its manufacturing and clinical operations facility to B.U. or its designated affiliate for $5,000,000.

A Current Report on Form 8-K for March 12, 1997 event, relating to the Registrant's announcement that the Board of Directors of the Company, at the recommendation of the Company's Audit Committee, voted to replace Coopers & Lybrand L.L.P. with Arthur Andersen LLP as the Company's independent accountants effective March 12, 1997.

EXHIBIT INDEX

Exhibit
Number      Notes   Description                                          Page
-------     -----   -----------                                          ----

(2.1)       (16)    Asset Purchase Agreement, dated as of February 14,
                    1997, between the Registrant and Trustees of Boston University

(3.3)       (14)    Restated Certificate of Incorporation, as amended,
                    of the Registrant, dated May 28, 1996 (previously filed as Exhibit 3.1 to the Registrant's
                    Registration Statement on Form S-1,
                    File No. 33-45515)

(3.4)       (15)    Restated By-Laws of the Registrant, as amended
                    (previously filed as Exhibit 3.3 to the Registrant's
                    Registration Statement on Form S-1,
                    File No. 33-45515)

(4.1)       (1)     Article 4 of the Restated Certificate of
                    Incorporation (see Exhibit 3.3)

(4.2)       (1)     Form of Common Stock Certificate (previously filed as
                    Exhibit 4.2 thereto)

(4.3)       (1)     Form of Purchase Agreement executed by Gerald M.
                    Stern, Gerald M. Stern-Keogh Account, Gerald
                    M. Stern-IRA Account, Ira A. Lipman, Guardsmark,
                    Inc., Aegis Select Limited Partnership, BancBoston
                    Ventures Inc., Charles River Partnership II,
                    Charles River Partnership III, Charles River
                    Partnership IV, Allstate Insurance Company, Robert E.
                    Thorne, William R. Breetz, Gerald S. J. Cassidy,
                    James R. Welch and John R. Whiting, Jonathan D.
                    Schiller, Walter J. Zackrison, Francis D. Burke, Fred
                    Chicos, Donald E. Griesdorn, Edward J. King,
                    Maximillian Ma, Morrie Moss and David R. Thissen
                    (previously filed as Exhibit 4.3 thereto)

(4.4)       (1)     Agreement and Plan of Corporate Reorganization, among
                    the Registrant, Seragen Diagnostics, Inc., Nyegaard
                    & Co. A.S. and certain stockholders of the Registrant, dated May 28, 1985 (previously filed as
                    Exhibit 4.4 thereto)

(4.5)       (14)    Amended Certificate of Designation of Series A
                    Preferred Stock of the Registrant, dated May 28, 1996

(4.6)       (14)    Certificate of Designation of Series B Preferred
                    Stock of the Registrant, dated June 28, 1996

(4.7)       (14)    Certificate of Correction of Amended Certificate of
                    Designation of Series A Preferred Stock of the
                    Registrant, dated August 6, 1996

(4.8)       (16)    Certificate of Designation of Series C Preferred
                    Stock of the Registrant, dated September 27, 1996.


(9.1)       (1)     Voting Trust Agreement, dated May 28, 1985, among
                    Stein H. Annexstad and certain stockholders of the Registrant (previously filed as Exhibit 9.1 thereto)

(9.2)       (1)     Assignment of Voting Trust Agreement, dated
                    August 28, 1987, between Stein H. Annexstad and
                    Charles W. Smith (previously filed as Exhibit 9.2 thereto)

(10.1)      (1)     Agreement and Plan of Recapitalization, dated as of
                    January 1, 1992, by and between the Trustee of Boston
                    University and the Registrant (previously filed as Exhibit 10.1 thereto)

(10.2)      (1)     First Amendment to Agreement and Plan of
                    Recapitalization, dated as of March 17, 1992, by and between the Trustees of Boston University and the Registrant (previously filed as Exhibit 10.1A thereto)

(10.3) Lease Agreement for premises at 97 A-F South Street, Hopkinton, Massachusetts, dated June 26, 1986, between the Registrant and Harold Nahigian, as amended June 13, 1988 (previously filed as Exhibit
                    10.2 to the Registrant's Registration Statement on Form S-1, File No. 33-45515) and Lease Agreement extending the original lease for premises at 97 A-K South Street, Hopkinton, Massachusetts, between the Registrant and Harold Nahigian (previously filed as
                    Exhibit 10.45 to the Registrant's Form 10-Q for the three months ending March 31, 1995).

(10.4)      (1)     Guaranty of Lease, dated August 28, 1987, made by
                    Boston University to Harold Nahigian (previously filed as Exhibit 10.3 thereto)

(10.5)***   (1)     1981 Stock Option Plan, as amended and restated
                    October 19, 1988 (previously filed as Exhibit 10.7 thereto)

(10.6)***   (1)     1992 Long Term Incentive Plan (previously filed as
                    Exhibit 10.8 thereto)

(10.7)***   (1)     1992 Non-Employee Director Non-Qualified Stock Option
                    Plan (previously filed as Exhibit 10.9 thereto)

(10.8)*     (1)     Development Agreement, dated June 30, 1982, between
                    the Registrant and I.S.V.T. Sclavo, SPA, as amended
                    January 1, 1986 (previously filed as Exhibit 10.10 thereto)

(10.9)      (1)     Scientific and Product Development Collaborative
                    Agreement, dated July 25, 1983, between the
                    Registrant and the Chemo-Sero-Therapeutic Research
                    Institute, as amended February 28, 1985 (previously filed as Exhibit 10.11 thereto)

(10.10)*    (1)     License Agreement, dated November 29, 1983, between
                    the Registrant and Harvard College (previously filed as Exhibit 10.14 thereto)

(10.11)*    (1)     License and Royalty Agreement, dated June 1, 1990,
                    between the Registrant and the Beth Israel Hospital
                    Association (previously filed as Exhibit 10.15 thereto)

(10.12)*    (1)     Purchase and Sale Agreement, dated August 28, 1987,
                    by and among Nycomed AS, Boston University and the Registrant (previously filed as Exhibit 10.18 thereto)

(10.13)     (1)     Noncompetition and Confidentiality Agreement, dated
                    August 28, 1987, by and between the Registrant and Nycomed AS (previously filed as Exhibit 10.19 thereto)

(10.14)*    (1)     Royalty Agreement, dated August 28, 1987, by and
                    among the Registrant, Boston  University and Nycomed
                    AS (previously filed as Exhibit 10.20 and 10.20A thereto)

(10.15)*    (1)     Technology Purchase and Royalty Agreement, dated
                    January 28, 1988, by and between the Registrant and Boston University (previously filed as Exhibit 10.21 thereto)

(10.16)*    (1)     License Agreement by and between Molecular Genetics,
                    Inc., and Stanford University, and assigned, effective September 1, 1989 from Molecular Genetics,
                    Inc., to The Registrant (previously filed as Exhibit
                    10.26 thereto)

(10.17)***  (1)     Consulting Agreement, dated as of January 1, 1992, by
                    and between the Registrant and Dr. John R. Murphy
                    (previously filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-1, File
                    No. 33-45515), amended as of October 1, 1994
                    (previously filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1994), Amended as of October 1,
                    1995 (previously filed as Exhibit 10.51 to the Registrant's Form 10-Q for the nine months ending
                    September 30, 1995) and as amended January 1, 1996
                    (previously filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1995)


(10.18)***  (1)     Consulting Agreement, dated as of January 1, 1992, by
                    and between the Registrant and James M. Howell
                    (previously filed as Exhibit 10.33 thereto) and amended as of June 1, 1995 (previously filed as Exhibit 10.46 to the Registrant's Form 10-Q for the six months ending June 30, 1995 thereto)

(10.19)     (1)     Lease Agreement for premises at 116 South Street,
                    Hopkinton, Massachusetts, dated April 15, 1987, between the Registrant and Jelric Realty Trust, as amended October 31, 1987 (previously filed as Exhibit
                    10.4 to the Registrant's Registration Statement on
                    Form S-1, File No. 33-45515), and amended December
                    15, 1992 previously filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-1, File
                    No. 33-57002)

(10.20)     (1)     Lease Agreement for premises at 118 South Street,
                    Hopkinton, Massachusetts, dated May 8, 1986, between the Registrant and Jelric Realty Trust, as amended
                    January 1987 and October 31, 1989 (previously filed as Exhibit 10.5 to the Registrant's Registration
                    Statement on Form S-1, File No. 33-45515), and amended December 15, 1992 (previously filed as
                    Exhibit 10.35 to the Registrant's Registration
                    Statement on Form S-1, File No. 33-57002)

(10.21)     (1)     Lease Agreement for premises at 120 South Street,
                    dated December 15, 1985, between the Registrant and Jelric Realty Trust, as amended January 1987 and
                    October 31, 1989 (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1,
                    File No. 33-45515), and amended December 15, 1992
                    (previously filed as Exhibit 10.36 to the Registrant's Registration Statement on Form S-1, File
                    No. 33-57002)

(10.22)*    (2)     License and Royalty Agreement dated November 18,
                    1992, between the Registrant and University Hospital
                    (previously filed as Exhibit 10.37 thereto)

(10.23)*    (1)     Sponsored Research Agreement, effective August 1,
                    1984, between the Registrant and Beth Israel
                    Hospital, as amended January 1, 1986, August 1, 1986,
                    August 18, 1987, July 14, 1988, June 1, 1991
                    (previously filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, File
                    No. 33-45515), and amended as of January 1, 1993
                    (previously filed as Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 File
                    No. 33-57002), Amendment 7, Sponsored Research
                    Agreement dated March 1, 1994 (previously filed as
                    Exhibit 10.36 to the Registrant's Form 10-K for year ending December 31, 1993), and Amendment 8, Sponsored
                    Research Agreement dated June 1, 1994 (previously filed as Exhibit 10.36 to the Registrant's Form 10-Q for the six months ending June 30, 1994)

(10.24)     (1)     Consulting Agreement, dated January 15, 1987, by and
                    between the Registrant and Dr. Terry B. Strom, as amended July 14, 1987, August 18, 1987 (previously filed as Exhibit 10.30 to the Registrant's
                    Registration Statement on Form S-1 File No.
                    33-45515), amended as of January 1, 1993 (previously filed as Exhibit 10.39 to the Registrant's
                    Registration Statement on Form S-1 File No.
                    33-57002), amended as of January 1, 1995 (previously filed as Exhibit 10.47 to the Registrant's Form 10-Q for the six months ending June 30, 1995) and amended as of January 1, 1996 (previously filed as Exhibit
                    10.24 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1995)

(10.25)     (2)     License Agreement, dated as of December 28, 1992,
                    between the Registrant and Genentech, Inc.
                    (previously filed as Exhibit 10.40 thereto)

(10.26)     (2)     License Agreement, dated as of December 28, 1992,
                    between the Registrant and Genentech, Inc.
                    (previously filed as Exhibit 10.41 thereto)

(10.27)     (2)     Letter Agreement, dated January 20, 1993, between the
                    Registrant and Goldman, Sachs & Co. (previously filed as Exhibit 10.42 thereto)

(10.28)     (2)     Loan and Security Agreement, dated February 19, 1993,
                    between the Registrant and MMC/GATX Partnership No. I
                    (previously filed as Exhibit 10.43 thereto)

(10.29)     (2)     Research Agreement, effective as of January 1, 1992,
                    between the Registrant, Dr. John R. Murphy and
                    University Hospital (previously filed as Exhibit
                    10.44 to the Registrant's Registration Statement on
                    Form S-1 File No. 33-57002), amended as of January 1,
                    1994 (previously filed as Exhibit 10.42 to the Registrant's Form 10-Q for the three months ending
                    March 31, 1994), amended as of January 1, 1995 between the Registrant, Dr. John R. Murphy and Boston
                    University Medical Center (formerly University
                    Hospital) (previously filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1994), amended as of January 1,
                    1996 (previously filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1995)

(10.30)***  (3)     Employment Agreement, dated March 18, 1993, by and
                    between the Registrant and Mr. George W. Masters
                    (previously filed as Exhibit 10.43)

(10.31)***  (4)     Employment Agreement, dated June 1, 1993, by and
                    between the Registrant and Mr. Anthony J. Clemento,
                    Jr. (previously filed as Exhibit 10.44)

(10.32)***  (4)     Employment Agreement, dated June 20, 1993, by and
                    between the Registrant and Mr. Thomas N. Konatich.
                    (previously filed as Exhibit 10.45)

(10.33)     (5)     Master Lease Agreement, dated November 5, 1993, by
                    and between the Registrant and Comdisco Electronics
                    Group (previously filed as Exhibit 10.46)

(10.34)*    (7)     License Agreement, dated as of May 23, 1994, between
                    the Registrant and Genentech, Inc. (previously filed as Exhibit 10.47)

(10.35)     (7)     Stock Purchase Agreement, dated August 3, 1994, by
                    and between the Registrant and Eli Lilly and Company
                    (previously filed as Exhibit 10.48)

(10.36)*    (7)     Development Agreement, dated August 3, 1994, by and
                    between the Registrant and Eli Lilly and Company
                    (previously filed as Exhibit 10.49)

(10.37)*    (7)     Sales and Distribution Agreement, dated August 3,
                    1994, by and between the Registrant and Eli Lilly and Company (previously filed as Exhibit 10.50)

(10.38)     (8)     Equipment Lease Agreement, dated September 16, 1994
                    by and between the Registrant and Comdisco
                    Electronics Group (previously filed as Exhibit 10.51)

(10.39)     (9)     Equipment Lease Agreement, dated December 20, 1994,
                    by and between the Registrant and Comdisco
                    Electronics Group (previously filed as Exhibit 10.44)

(10.40)*    (10)    Amendment to (1) the Development Agreement, dated
                    August 3, 1994, by and between the Registrant and Eli
                    Lilly and Company (previously filed as Exhibit 10.49 to the Registrant's Form 10-Q for the six months ending June 30, 1994), and (2) the Sales and
                    Distribution Agreement dated August 3, 1994, by
                    Exhibit 10.50 to the Registrant's Form 10-Q for the six months ending June 30, 1994 (previously filed as Exhibit 10.48)

(10.41)***  (10)    Employment Agreement, dated January 1, 1995, by and
                    between the Registrant and Dr. Jean C. Nichols
                    (previously filed as Exhibit 10.49)

(10.42)     (11)    Sublease Agreement for premises at 99 South Street,
                    Hopkinton, Massachusetts, dated October 12, 1995,
                    between the Registrant and SierraCom, a division of
                    Sierra Networks, Inc. (previously filed as Exhibit
                    10.50)

(10.43)     (12)    Credit Agreement dated as of May 22, 1995 between the
                    Registrant and The First National Bank of Chicago
                    (previously filed as Exhibit 99.2)

(10.44)     (12)    Credit Agreement dated as of May 22, 1995 between the
                    Registrant and The Bank of New York (previously filed as Exhibit 99.3)

(10.45)     (12)    Credit Agreement dated as of May 22, 1995 between the
                    Registrant and NationsBank, N.A. (previously filed as
                    Exhibit 99.4)

(10.46)     (12)    Subscription and Registration Agreement dated as of
                    May 31, 1995 by and among the Registrant and the
                    investors listed therein (previously filed as Exhibit
                    99.5)

(10.47)     (12)    Collateral Assignment of Patents by the Registrant
                    and jointly in favor of the guarantors listed therein
                    (previously filed as Exhibit 99.6)

(10.48)     (12)    Escrow Agreement dated as of May 22, 1995 between the
                    Registrant, the guarantors listed therein and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., as escrow agent (previously filed as Exhibit 99.7)

(10.49)     (12)    Reassignment of Patents by the Registrant to the
                    guarantors listed therein (previously filed as Exhibit 99.8)

(10.50)     (13)    Shareholders' Agreement, dated November 22, 1995, by
                    and between the Registrant and Seragen
                    Biopharmaceuticals, LTD (previously filed as Exhibit
                    10.53 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1995)

(10.51)*    (13)    Technology Rights and Marketing Agreement dated
                    November 21, 1995, by and between the Registrant and Seragen Biopharmaceuticals, LTD (previously filed as
                    Exhibit 10.54 to the Registrant's Annual Report on
                    Form 10-K for the year ending December 31, 1995)

(10.52)     (13)    Warrant Indenture Agreement, dated November 21, 1995,
                    by and between the Registrant and Seragen
                    Biopharmaceuticals, LTD (previously filed as Exhibit
                    10.55 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1995)

(10.53)*    (14)    Sales and Distribution Agreement, dated August 3,
                    1994 (previously filed as Exhibit 10.50 to the Registrant's Form 10-Q, for the six months ending
                    June 30, 1994) as amended by Amendment dated June 30,
                    1995 (previously filed as Exhibit 10.48 to the Registrant's Form 10-Q, for the six months ending
                    June 30, 1995) as amended by Amendment dated May 28,
                    1996 (previously filed as Exhibit 10.56)

(10.54)     (14)    Subscription and Registration Agreement, dated June
                    28, 1996, by and between the Registrant, Seragen
                    Technology, Inc. and the persons listed on Schedule 1
                    thereto (previously filed as Exhibit 10.57)

(10.55)     (14)    Form of Warrant due July 1, 2006 (previously filed as
                    Exhibit 10.58)

(10.56)     (14)    Collateral Assignment of Patents, dated July 1, 1996,
                    by and between Seragen Technology, Inc. and the persons listed on Schedule A thereto (previously filed as Exhibit 10.59)

(10.57)     (14)    Reassignment of Patents, dated July 1, 1996, by and
                    between the Registrant and the persons listed on
                    Schedule A thereto (previously filed as Exhibit
                    10.60)

(10.58)     (14)    Escrow Agreement, dated July 1, 1996, by and between
                    Seragen Technology, Inc. and the persons listed on
                    Schedule A thereto (previously filed as Exhibit
                    10.61)

(10.59)     (14)    Assignments of Patents, dated June 28, 1996, by and
                    between the Registrant and Seragen Technology, Inc.
                    (previously filed as Exhibit 10.62)

(10.60)     (14)    Irrevocable License Agreement, dated June 28, 1996 by
                    and between the Registrant and Seragen Technology, Inc. (previously filed as Exhibit 10.63)

(10.61)***  (15)    Employment Agreement, dated November 6, 1996, by and
                    between the Registrant and Reed Prior (previously filed as Exhibit 10.64)

(10.62)***  (15)    Employment Agreement, dated November 6, 1996, by and
                    between the Registrant and Jean C. Nichols, Ph.D.
                    (previously filed as Exhibit 10.65)

(10.63)     (15)    Stockholders Agreement, dated November 6, 1996, by
                    and between the Registrant and Boston University, Leon Hirsch, Turi Josefsen, Gerald S.J. Cassidy,
                    Loretta P. Cassidy and Reed R. Prior (previously filed as Exhibit 10.66)

(10.64)***  (15)    Retirement and Consulting Agreement, dated November
                    6, 1996, by and between the Registrant and Mr. George
                    W. Masters (previously filed as Exhibit 10.67)

(10.65)**   (16)    Service Agreement, dated as of  February 14, 1997,
                    between the Registrant and Trustees of Boston
                    University (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (previously filed as Exhibit 10.68)

(10.66)***          Amendment to Employment Agreement, dated December      88
                    18, 1996, by and between the Registrant and Mr. Reed
                    R.Prior (filed herewith)

(10.67)***          Amendment to Employment Agreement, dated December      91
                    18,1996, by and between the Registrant and Dr. Jean
                    C.Nichols (filed herewith)

(10.68)***          Waiver to Employment Agreement, dated January 6,       94
                    1997, by and between the Registrant and Mr. Reed R.
                    Prior (filed herewith)

(10.69)***          Waiver to Employment Agreement, dated January 6,       95
                    1997, by and between the Registrant and Dr. Jean C.
                    Nichols (filed herewith)

(10.70)***          Waiver No.2 to Employment Agreement, dated January     96
                    31, 1997, by and between the Registrant and Mr. Reed
                    R. Prior (filed herewith)

(10.71)***          Waiver No.2 to Employment Agreement, dated January     97
                    31, 1997, by and between the Registrant and Dr. Jean
                    C. Nichols (filed herewith)

(10.72)***          Amendment to 1992 Long Term Incentive Plan, dated      98
                    December 18, 1996, (filed herewith)

(10.73)***          Employment Agreement, dated as of January 15, 1997,   121
                    by and between the Registrant and Ms. Elizabeth C.
                    Chen (filed herewith)

(10.74)***          Waiver to Employment Agreement, dated 3/28/97, by     140
                    and between the Registrant and Mr. Reed R. Prior
                    (filed herewith)

(10.75)***          Waiver to Employment Agreement, dated 3/28/97, by     141
                    and between the Registrant and Ms. Elizabeth C.
                    Chen (filed herewith)

(21)                List of Subsidiaries (filed herewith)                 142

(23.1)              Consent of Arthur Andersen LLP (filed herewith)       143

(23.1)              Consent of Coopers & Lybrand L.L.P (filed herewith)   144

(27)                Financial Data Schedule                               145


NOTES:
(*) All exhibit descriptions followed by (*) indicate documents with respect to which Confidential Treatment has been granted.

(**) All exhibit descriptions followed by (**) indicate documents with respect to which the Registrant has filed a Confidential Treatment request with the Commission.

(***) All exhibit descriptions followed by (***) indicate documents herein provided or incorporated by reference with respect to Executive Compensation Plans and Arrangements.

(1) All exhibit descriptions followed by (1) were previously filed as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-1, File No. 33-45515.

(2) All exhibit descriptions followed by (2) were previously filed with the Commission as Exhibits to, and incorporated by reference from, the Registrant's Registration Statement on Form S-1 File No. 33-57002.

(3) All exhibit descriptions followed by (3) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Annual Report on Form 10-K for the year ending December 31, 1992.

(4) All exhibit descriptions followed by (4) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the six months ending June 30, 1993.

(5) All exhibit descriptions followed by (5) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Annual Report on Form 10-K for the year ending December 31, 1993.

(6) All exhibit descriptions followed by (6) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the three months ending March 31, 1994.


(7) All exhibit descriptions followed by (7) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the six months ending June 30, 1994.

(8) All exhibit descriptions followed by (8) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the six months ending September 30, 1994.

(9) All exhibit descriptions followed by (9) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Annual Report on Form 10-K for the year ending December 31, 1994.

(10) All exhibit descriptions followed by (10) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the six months ending June 30, 1995.

(11) All exhibit descriptions followed by (11) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the nine months ending September 30, 1995.

(12) All exhibit descriptions followed by (12) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 8-K for June 7, 1995 event.

(13) All exhibit descriptions followed by (13) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Annual Report on Form 10-K for the year ending December 31, 1995.

(14) All exhibit descriptions followed by (14) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the six months ending June 30, 1996.

(15) All exhibits descriptions followed by (15) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the nine months ending September 30, 1996.

(16) All exhibit descriptions followed by (16) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 8-K for February 18, 1997 event.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Seragen, Inc.

By:      /s/ Reed R. Prior                              Dated: March 31, 1997
   ------------------------------
                Reed R. Prior
                Chairman of the Board
                And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






   Signatures                            Title                      Date

  /s/ Reed R. Prior               Chairman of the Board,       March 31, 1997
  ------------------------------- Chief Executive Officer
    Reed R. Prior                 and Director
                                  (Principal Executive
                                   Officer)

  /s/ Jean C. Nichols, Ph.D.      President, Chief Technology  March 31, 1997
  ------------------------------- Officer and Director
    Jean C. Nichols, Ph.D.        (Principal Financial and
                                   Accounting Officer)

  /s/ John E. Bagalay, Jr., Ph.D. Director                     March 31, 1997
  -------------------------------
    John E. Bagalay, Jr. Ph.D.

  /s/ Gerald S. J. Cassidy        Director                     March 31, 1997
  -------------------------------
    Gerald S.J. Cassidy

  /s/ Kenneth G. Condon           Director                     March 31, 1997
  -------------------------------
    Kenneth G. Condon

  /s/ Norman A. Jacobs            Director                     March 31, 1997
  -------------------------------
    Norman A. Jacobs

  /s/ John R. Murphy, Ph.D.       Director                     March 31, 1997
  -------------------------------
    John R. Murphy, Ph.D.

  /s/ John R. Silber, Ph.D.       Director                     March 31, 1997
  -------------------------------
    John R. Silber, Ph.D.