Form 10-Q/A
period 1996-09-30
SERAGEN INC
filed 1997-04-09
CIK 833299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended   September 30, 1996    Commission file number   0-19855
                  ----------------------                         -----------


                                  SERAGEN, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                                   04-2662345
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S Employer
incorporation or organization)                             Identification No.)


  97 South Street, Hopkinton, MA                                    01748
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (508) 435-2331
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                             Total Number of Pages: 16
                             Exhibit Index at Page: 15

                          SERAGEN, INC.
                              INDEX




                                                                          Page



   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

        Balance Sheets -
             December 31, 1995 and September 30, 1996 (As Restated)         3

        Statements of Operations
             Three and Nine Months Ended September 30, 1995 and 1996
              (As Restated)                                                 4

        Statements of Cash Flows
             Nine Months Ended September 30, 1995 and 1996 (As
             Restated)                                                      5

        Notes to Financial Statements                                       6

   Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9


   PART II - OTHER INFORMATION

   Item 1 -  Legal Proceedings (None)

   Item 2 -  Changes in Securities (None)

   Item 3 -  Defaults upon Senior Securities (None)

   Item 4 -  Submission of Matters to a Vote of Security Holders (None)
   Item 5 -  Other Information (None)

   Item 6 -  Exhibits and Reports on Form 8-K.                             13

   Signatures                                                              14

                                                   SERAGEN,INC.
                                                  BALANCE SHEETS
                                                   (UNAUDITED)
                                                     ASSETS
                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                           1995             1996
                                                                                                      (As Restated)
                                                                                       ------------    -------------
     Current assets:
       Cash and cash equivalents..............................................       $    435,460     $   6,321,560
       Restricted cash........................................................            435,318           435,318
       Contract receivable....................................................            686,055           404,796
       Unbilled contract receivable...........................................            496,147           595,631
       Prepaid expenses and other current assets..............................            335,238           207,213
                                                                                    -------------     -------------
                      Total current assets....................................          2,388,218         7,964,518

     Property and equipment, net..............................................          5,198,136         4,860,076
     Investment in affiliate..................................................          2,599,864           747,596
     Deferred commission......................................................          2,060,000                --
     Prepaid interest.........................................................          3,528,677                --
     Other assets.............................................................            524,613            80,620
                                                                                    -------------     -------------
                      Total assets............................................       $ 16,299,508      $ 13,652,810
                                                                                     =============     =============
                      LIABILITIES AND STOCKHOLDERS' ( DEFICIT) EQUITY
     Current liabilities:
       Accounts payable.......................................................            725,326           998,905
       Current maturities of long-term debt...................................            248,494           117,657
       Accrued commission payable.............................................            300,000                --
       Accrued expenses.......................................................          2,413,284         1,815,504
       Short-term obligation, less unamortized discount.......................                 --         3,956,193
                                                                                    -------------     -------------
                      Total current liabilities...............................          3,687,104         6,888,259

     Non-current liabilities:
       Long-term debt, less current maturities................................         12,537,417                --
       Deferred revenue.......................................................          5,000,000                --
       Long-term obligation, less unamortized discount........................          3,440,482                --
       Affiliate guarantee....................................................          2,076,000         2,076,000
                                                                                    -------------     -------------
                      Total non-current liabilities...........................         23,053,899         2,076,000
     Stockholders'(deficit) equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized
      Convertible preferred stock, Series A, $.01 par value; issued and outstanding 3,566 shares at September 30, 1996, $3,663,432
       liquidation preference.................................................                 --         3,663,432
      Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at September 30, 1996, $23,800,000
       liquidation preference..................................................                --        23,800,000
      Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at September 30, 1996, $5,000,000
       liquidation preference ................................................                 --         5,000,000
     Common stock, $.01 par value; 30,000,000 shares authorized; issued
      16,521,212 shares at December 31, 1995 and 16,823,557 shares at
      September 30, 1996, respectively........................................            165,212           168,235
     Additional paid-in capital...............................................        141,759,580       150,849,168
     Accumulated deficit .....................................................       (152,273,333)     (178,792,284)
                                                                                     -------------     -------------
                                                                                      (10,348,541)        4,688,551
                                                                                    -------------      -------------
     Less treasury stock 14,632 shares at cost at December 31, 1995 ..........            (92,954)               --
                                                                                    -------------      -------------
                      Total stockholders' (deficit) equity....................        (10,441,495)        4,688,551
                                                                                    -------------      -------------
                      Total liabilities and stockholders' (deficit) ..........       $ 16,299,508      $ 13,652,810
                                                                                    ==============    ==============


  The accompanying notes are an integral part of the financial statements.

                   .

                                                                           SERAGEN, INC
                                                    STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                       FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   -------------------------       --------------------------
                                                       1995            1996           1995           1996
                                                                    (As Restated)                 (As Restated)
                                                   ------------    ------------   ------------    ------------
     Revenue:
       Contract revenue and license fees .......   $    721,137    $  1,613,833   $  2,103,284    $  9,360,075
                                                   ------------    ------------   ------------    ------------
     Operating expenses:
       Cost of contract revenue and license fees        721,137         693,762      2,103,284       3,322,003
       Research and development ................      3,827,738       3,477,591     10,671,731      10,352,922
       General and administrative ..............      1,242,866         941,812      3,744,546       5,477,209
                                                   ------------    ------------   ------------    ------------
                                                      5,791,741       5,113,165     16,519,561      19,152,134
                                                   ------------    ------------   ------------    ------------

                       Loss from operations ....     (5,070,604)     (3,499,332)   (14,416,277)     (9,792,059)


     Loss incurred in connection with Canadian
     affiliate .................................             --         210,299             --       1,852,268
     Interest income ...........................         16,969          25,665         54,202          66,774
     Interest expense ..........................        591,230       3,666,103      1,109,042       5,278,522
                                                   ------------    ------------   ------------    ------------

                       Net loss ................     (5,644,865)     (7,350,069)   (15,471,117)    (16,856,075)

     Preferred stock dividends and accretion....             --       9,636,209             --       9,662,876
                                                   ------------    ------------   ------------    ------------
           Net loss applicable to common
            stockholders .......................   $ (5,644,865)   $(16,986,278)  $(15,471,117)   $(26,518,951)
                                                   =============   =============  =============   =============

     Net loss per common share .................   $      (0.34)   $      (1.02)  $      (0.95)   $      (1.60)
                                                   =============   =============  =============   =============
     Weighted average common shares used in
       computing net loss per share ............     16,461,616      16,691,874     16,310,144      16,619,514
                                                   =============   =============  =============   =============











        The accompanying notes are an integral part of the financial statements.

                                        SERAGEN, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                        FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                       1995             1996
                                                                                    (As Restated)
                                                                   ------------     -------------
     Cash flows from operating activities:
       Net loss .............................................      $(15,471,117)     $(16,856,075)
       Adjustments to reconcile net loss
           to net cash used in operating activities:
           Depreciation and amortization ....................           719,226           700,409
           Compensation associated with stock issuance ......                --            20,501
           Equity in loss of affiliate ......................                --         1,852,268
           Loss on disposal of property and equipment .......             2,237               519
           Amortization of discount of long-term debt .......           515,711           515,711
           Amortization of prepaid interest .................           376,007         3,528,677
           Amortization of debt issuance costs ..............            43,858           558,411
       Changes in operating assets and liabilities:
           Contract receivable ..............................          (327,694)          281,259
           Unbilled contract receivable .....................            40,686           (99,484)
           Prepaid expenses and other current assets ........           258,889           128,025
           Accounts payable .................................            94,394           273,579
           Deferred commission ..............................                --         2,060,000
           Accrued commission payable .......................          (300,000)         (300,000)
           Accrued expenses .................................           (18,590)         (597,780)
           Deferred revenue .................................                --        (5,000,000)
                                                                    ------------      ------------
     Net cash used in operating activities ..................       (14,066,393)      (12,933,980)
                                                                    ------------      ------------
     Cash flows from investing activities:
       Proceeds from sales of marketable securities .........         2,034,948                --
       Purchases of property and equipment ..................          (172,622)         (362,868)
       Decrease in other assets .............................             4,050             1,915
                                                                    ------------      ------------
     Net cash provided by (used in) investing activities ....         1,866,376          (360,953)
                                                                    ------------      ------------
     Cash flows from financing activities:
       Proceeds from preferred stock issuances...............                           9,000,000
       Net proceeds from common stock issuances..............           192,547           194,604
       Purchases of treasury stock ..........................          (157,562)          (89,625)
       Proceeds from issuance of long-term debt .............         9,000,000        11,300,000
       Repayments of long term debt .........................          (145,348)         (168,255)
       Debt and preferred stock issuance costs ..............          (486,945)         (356,062)
       Dividends paid .......................................                --          (583,295)
                                                                    ------------      ------------
     Net cash (used in) provided by financing activities ....         8,402,692        19,297,367
                                                                    ------------      ------------
     Net (decrease) increase in cash and cash equivalents ...        (3,797,325)        6,002,434
     Cash and cash equivalents, beginning of period .........         5,536,782           435,460
                                                                    ------------      ------------
     Cash and cash equivalents, end of period ...............      $  1,739,457      $  6,321,560
                                                                   =============     =============
     Supplemental disclosure of cash flows information
       Cash payments for interest ...........................      $    218,206      $    758,771
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

    In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. ( See Notes 4, 5, 6, and 7).

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

4.  Regulation S Financing

      On May 29, 1996, the Company raised gross proceeds of $4 million (approximately $3.8 million net of offering fees) through the sale of 4,000 shares of Seragen convertible Series A Preferred Stock ("Series A Shares") to Investors outside the United States. The Series A Shares are convertible at the option of the holders, beginning July 15, 1996, into a maximum of 3,321,563 shares of Seragen Common Stock at a conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. Any shares the investor is unable to convert may be exchanged for $1,150 per share in cash. Terms of the Series A Shares provide for 8% cumulative dividends payable at the time of each conversion in shares of Seragen Common Stock. The holders of the Series A Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company, except as required by law. Each Series A Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series A Shares so that such amount must be paid on each Series A Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of Seragen Common Stock or any

                            SERAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS


other class or series of the Company's capital stock that is junior to the Series A Shares. Any shares that remain outstanding on November 29, 1997 will be automatically converted into shares of Seragen Common Stock. The Series A Shares were reflected at $3,663,432 at September 30, 1996 representing their liquidation value, which includes accrued dividends payable from the issuance date through September 30, 1996. The Company also recorded preferred stock
issuance costs of $240,000.   As of October 31, 1996, 644 Series A Shares were
converted into 337,715 shares of Common Stock at conversion prices ranging from $2.774 to $1.296 per share.

5.  Loan Restructuring

    On July 1, 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million bank financing obtained in June 1995 under which the guarantors directly assumed the liability with the banks and the Company was released from its liability to the banks. In exchange for the guarantors satisfying the Company's liability to the banks, the guarantors were issued 23,800 shares of convertible Series B Preferred Stock ("Series B Shares"). Each of the Series B Shares is convertible at any time at the option of the holder into a number of shares of Seragen Common Stock determined by dividing $1,000 by the average of the closing sales prices of the Common Stock as reported on the Nasdaq Stock Market for the ten consecutive trading days immediately preceding the conversion date. The holders of Series B Shares are entitled to receive a cumulative dividend payable in arrears in cash quarterly on the last day of March, June, September and December of each year commencing on September 30, 1996, at an annual rate equal to the prime rate plus 1 1/2% through June of 1999, and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% in 2003. The holders of Series B shares also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock at an exercise price of $4.00 per share. The warrants are exercisable commencing on January 1, 1997, and expire on July 1, 2006. The Company has estimated the value of these warrants to be $1.45 per warrant or $8.6 million. The value ascribed to the warrants and the issuance costs have been recorded as a preferred stock dividend and an offset to paid in capital. The holders of the Series B Shares are entitled to vote, on any matter submitted to a vote of the shareholders of the Company, and are entitled to the number of votes equal to the product of
(x) the number of Series B Shares held on the record date for the determination of the stockholders entitled to vote on such matters or, if no record date is established, in accordance with the applicable provisions of Delaware law, and (y) $1,000 divided by $4.00. Each Series B Share has a liquidation preference equal to the sum of $1,000, plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Shares so that such amount must be paid on each Series B Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of Seragen Common Stock or any other class or series of the Company's capital stock which is junior to the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares for cash.

    In connection with restructuring the bank debt into Series B Shares, the Company expensed approximately $3.0 million of prepaid interest and $558,000 of debt issuance costs associated with the outstanding loans. In the period ended September 30, 1996, preferred stock dividends related to Series B Shares were approximately $9.3 million, which consists of $8.6 million representing the value ascribed to the warrants, $600,000 in cash dividends and $80,000 of issuance costs.

6.  Regulation D Financing

    On September 30, 1996, the Company raised net proceeds of approximately $5 million through the sale of 5,000 shares of the Company's non-voting convertible Series C Preferred Stock ("Series C Shares") in a private placement to an institutional investor under Regulation D of the Securities Act of 1933. The Series C Shares are convertible at the option of the holder

                            SERAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS


into shares of Seragen Common Stock at a conversion price equal to the lesser of $2.75 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. Terms of the Series C Shares also provide for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion. Each Series C Share has a liquidation preference equal to $1,000 plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series C Shares in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company. Series C Shares which remain outstanding on March 30, 1998 will be automatically converted into shares of Seragen Common Stock. The Series C Shares were reflected at $5,000,000 at September 30, 1996 representing their liquidation value. Preferred stock dividend issuance costs related to the Series C Shares were estimated at $33,000.

7. Restatement of September 30, 1996 Financial Statements

    In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. (See Notes 4, 5 and 6). The following table presents the net loss, the net loss applicable to common stockholders, and net loss per share, as originally reported and restated.




                                 Three Months Ended                       Nine Months Ended
                                 September 30, 1996                      September 30, 1996
                                 ------------------                      ------------------
                            As reported        As restated         As reported        As restated
                            -----------        -----------         -----------        -----------
Net Loss................  $  (7,350,069)     $  (7,350,069)     $  (16,856,075)    $  (16,856,075)

Net loss applicable to
 common stockholders....     (8,012,216)       (16,986,278)        (17,544,889)       (26,518,951)

Net loss per share......   $      (0.48)      $      (1.02)      $       (1.06)     $       (1.60)


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

Restatement of September 30, 1996 Financial Statements

    In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. (See Notes 4, 5, 6 and 7).


Results of Operations

    Three Months Ended September 30, 1996 and 1995. The Company's net loss applicable to common stockholders for the three-month period ended September 30, 1996 was $17.0 million compared to $5.6 million for the three-month period ended September 30, 1995. This increase of $11.4 million in 1996 was primarily due to a total of $9.6 million in dividends associated with the Series A, B and C Preferred Stock. Included in the $9.6 million of dividends is (i) $8.6 million for the value ascribed to the warrants issued to the Series B shareholders, (ii) $353,000 for dividend issuance costs for Series A, B and C Preferred Stock and (iii) $689,000 for cash and common stock dividends. In addition to the $9.6 million in preferred stock dividends in 1996, this increase was also due to the expensing of $3.0 million of prepaid interest associated with the restructuring of the June 1995 loan guarantees. This increase in interest and dividend expense was partially offset by an increase in revenue and a decrease in total operating expenses.

    The Company's revenues for the three months ended September 30, 1996 and 1995 were $1.6 million and $721,000, respectively. In the third quarter of 1996, revenue consisted of a one-time $1.4 million fee relating to the exercise by a third party of an option to license certain patents in the field of transplantation. The remaining $200,000 in revenue in 1996 is associated primarily with contract revenue from Eli Lilly and Company ("Lilly") for certain development costs of IL-2 Fusion Protein for cancer therapy as compared to $721,000 in 1995. The decrease in contract revenue in 1996 is a result of a restructuring of the terms of a third party clinical trial management contract which is primarily funded by Lilly.

    Total operating expenses decreased by $700,000 to $5.1 million in 1996 from $5.8 million in 1995. Expenses associated with the cost of contract revenue and license fees were substantially unchanged for the three-month period ended September 30, 1996 as compared to the same period in 1995. However, there was a decrease of approximately $500,000 in the cost of contract revenue from Lilly because of the change in terms of the third party clinical trial management contract mentioned above.This decrease was offset by

                            SERAGEN, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


a $500,000 increase related to a sub-license fee payable on the patent license revenue mentioned above. Research and development expenses decreased by $300,000 to $3.5 million in the third quarter of 1996 from $3.8 million for the same period of 1995. This decrease was partially due to the decision by the Company in 1996 to focus it's financial resources on IL-2 Fusion Protein for cancer and psoriasis therapies thereby reducing clinical development activity in other indications. An additional decrease was realized through a reduction in non-reimbursable research grants and outside pre-clinical testing. General and administrative expenses decreased by $300,000 to $942,000 in the third quarter of 1996 as compared to $1.2 million in 1995. This decrease is primarily due to a reduction in payroll expense.

    In the third quarter of 1996, a non-cash charge of $210,000 was recorded to reflect the potential obligation by the Company to the Canadian investors in Seragen Biopharmaceuticals Ltd. ("SBL") in connection with certain put rights. Interest income increased by $9,000 to $26,000 in the third quarter of 1996 from $17,000 in the third quarter of 1995 primarily due to higher average balances of cash equivalents in 1996. Interest expense increased by $3.1 million to $3.7 million in the third quarter of 1996 from $591,000 in the third quarter of 1995 primarily because of the expending of $3.0 million of prepaid interest and $475,000 of debt issuance costs associated with the repayment of the June 1995 loans. In the third quarter of 1996, preferred stock dividends were $9.6 million associated with the Series A, B and C Preferred Stock and primarily consisted of an $8.6 million value ascribed to the warrants issued in connection with the issuance of the Series B Preferred Stock.

    Nine Months ended September 30, 1996 and 1995. The Company's net loss applicable to common stockholders for the nine-month period ended September 30, 1996 was $26.5 million compared to $15.5 million for the nine-month period ended September 30, 1995. This increase of $11.0 million in 1996 was primarily due to $9.6 million in dividends associated with the Series A, B and C Preferred Stock, as described above. In addition to the $9.6 million in dividends, the Company expensed $3.0 million of prepaid interest associated with the restructuring of the June 1995 guaranteed loans and a non-cash charge of $1.9 million for the potential obligation by the Company to the investors in SBL in connection with certain put rights. These increases in interest and dividend expense were partially offset by a net increase in revenue of $2.9 million due to an amendment to the Sales and Distribution Agreement between the Company and Lilly in the second quarter of 1996.

    The Company's revenues for the nine-month period ended September 30, 1996 were $9.4 million compared to $2.1 million for the nine months ended September 30, 1995. The increase of $7.3 million in revenue in 1996 was the result of a one-time $1.5 million fee relating to the exercise by a third party of an option to license certain patents in the field of transplantation, the recognition of $5.0 million of revenue in the second quarter of 1996 for which cash had been previously paid by Lilly in August 1994 and an increase of $700,000 primarily in contract revenue from Lilly associated with the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy.

    Total operating expenses increased by $2.7 million to $19.2 million in 1996 from $16.5 million in 1995. Fees associated with the cost of contract revenue and license fees increased by $1.2 million to $3.3 million in 1996 compared to $2.1 million for the same period in the prior year. This increase is due to an increase of $700,000 for the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy and approximately an increase of $500,000 related to a sub-license fee payable on the patent license revenue mentioned above. Research and development expenses decreased by $300,000 to $10.4 million in 1996 from $10.7 million in 1995. This decrease was partially due to the decision by the Company in 1996 to focus it's financial resources on IL-2 Fusion Protein for cancer and psoriasis therapies thereby reducing clinical development activity in other indications. An additional decrease was realized through a reduction in non-reimbursable research grants and outside pre-clinical testing. General and administrative expenses increased by $1.8 million to $5.5 million in 1996 from $3.7 million in 1995. The increase was primarily the result of a non-cash charge of $2.1 million in the second quarter of 1996 for commission expense associated with an amendment to the Sales and Distribution Agreement between the Company and Lilly. This increase is partially offset by a decrease in patent legal fees and payroll expense.

                            SERAGEN, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In the nine months ended September 30, 1996, a non-cash charge of $1.9 million was recorded to reflect the potential obligation by the Company to the Canadian investors in SBL in connection with certain put rights. Interest income increased $13,000 to $67,000 in 1996 from $54,000 in 1995 due to higher average balances of cash equivalents in 1996. Interest expense increased $4.2 million to $5.3 million in 1996 from $1.1 million in 1995 primarily because of the expending of $3.0 million of prepaid interest and $475,000 of debt issuance costs associated with the repayment of the June 1995 loans and due to higher loan balances in the first and second quarters of 1996.

     In 1996 preferred stock dividends were $9.6 million associated with the Series A, B and C Preferred Stock and primarily consisted of the $8.6 million value ascribed to the warrants issued in connection with the issuance of the Series B Preferred Stock.

Restatement of September 30, 1996 Financial Statements

    In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. (See Notes 4, 5, 6 and 7). The following table presents the net loss, the net loss applicable to common stockholders, and net loss per share, as originally reported and restated.



                                 Three Months Ended                       Nine Months Ended
                                 September 30, 1996                      September 30, 1996
                                 ------------------                      ------------------
                            As reported        As restated         As reported        As restated
                            -----------        -----------         -----------        -----------
Net Loss................  $  (7,350,069)     $  (7,350,069)     $  (16,856,075)    $  (16,856,075)

Net loss applicable to
 common stockholders....     (8,012,216)       (16,986,278)        (17,544,889)       (26,518,951)

Net loss per share......   $      (0.48)      $      (1.02)      $       (1.06)     $       (1.60)



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

    Any future equity financings could result in dilution to the Company's then existing stockholders, and there can be no assurance that future arrangementsmwith collaborative partners or others will be available to the Company, or, ifmavailable, that such arrangements would not require the Company to relinquish rights to certain products or markets in exchange for funding. No assurance can be given that additional debt or equity financings will be available on acceptable terms, if at all, to fund the Company's future working capital requirements.

Uncertainties

    To the extent that any of the statements contained herein relating to the Company's products and its operations are forward looking, such statements are based on current expectations that involve a number of uncertainties and risks. Such uncertainties and risks include, but are not limited to, the early stage of the Company's product development and lack of product revenues; the Company's history of operating losses and accumulated deficit; the Company's limited financial resources and uncertainty as to the availability of additional capital to fund its development on acceptable terms, if at all; Boston University's control of the Company; the Company's reliance on fusion protein technology; the potential development of competing fusion proteins, products and technologies; the Company's dependence on its collaborative partner, Eli Lilly and Company, and the lack of assurance that the Company will receive further funding under this partnership or develop and maintain other strategic alliances; the lack of assurance regarding patent and other protection for the Company's proprietary technology; governmental regulation of the Company's activities, facilities and products; the Company's limited manufacturing capabilities; the Company's lack of commercial sales and marketing capabilities; the dependence on key personnel; the development of competing technologies; uncertainties as to the extent of reimbursement for the costs of the Company's potential products and related treatment by government and private health insurers and other organizations; the potential adverse impact of government-directed health care reform; the risk of product liability claims; and general economic conditions. As a result, the Company's future development efforts involve a high degree or risk. For further information, refer to the risk factors included in the Company's Registration Statement on Form S-3, Registration No. 333-12613, relating to the resale of shares of Common Stock, as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

                          SERAGEN, INC.
                             PART II
                       OTHER INFORMATION


Item 6. Exhibits, financial statements schedules and reports on Form 8-K

       (a) Exhibit Index

        Exhibit 3.4 Restated By-Laws of the Registrant, as amended (previously filed)

        Exhibit 10.64 Employment Agreement, dated November 6, 1996, by and between the Registrant and Mr. Reed Prior (previously filed)

        Exhibit 10.65 Employment Agreement, dated November 6, 1996, by and between the Registrant and Jean C. Nichols, Ph.D., (previously filed)

        Exhibit 10.66 Stockholders Agreement, dated November 6, 1996, by and between the Registrant and Boston University, Leon C. Hirsch, Turi Josefsen, Gerald S.J. Cassidy, LorettaP. Cassidy and Reed R. Prior (previously filed)

        Exhibit 10.67 Retirement and Consulting Agreement, dated
        November 6, 1996, by and between the Registrant and Mr. George W. Masters (previously filed)

        Exhibit 27 Financial Data Schedule (Edgar) (filed herewith)

                                  SERAGEN, INC.
                                   SIGNATURES

                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SERAGEN, INC.



Date: April 8, 1997               by: /s/  Reed R. Prior
                                  ----------------------------------
                                  Reed R. Prior
                                  Chairman of the Board
                                  and Chief Executive Officer



Date: April 8, 1997               by: /s/ Jean C. Nichols
                                  -----------------------------------
                                  Jean C. Nichols, Ph.D.
                                  President and
                                  Chief Technology Officer
                                  (Principal Financial and Accounting Officer)

                          SERAGEN, INC.
                          EXHIBIT INDEX


Exhibit
Number                   Description                               Page
_______                  ___________                               ____

(3.4)       Restated By-Laws of the Registrant, as amended
            (previously filed)

(10.64) Employment Agreement, dated November 6, 1996, by and between the Registrant and Reed Prior
            (previously filed)

(10.65) Employment Agreement, dated November 6, 1996, by and between the Registrant and Jean C. Nichols,Ph.D., (previously filed)

(10.66) Stockholders Agreement, dated November 6, 1996, by and between the Registrant and Boston
            University, Leon Hirsch, Turi Josefsen,
            Gerald S.J. Cassidy, Loretta P. Cassidy and
            Reed R.Prior (previously filed)

(10.67)     Retirement and Consulting Agreement, dated
            November 6, 1996, by and between the Registrant and Mr. George W. Masters (previously filed)

(27)        Financial Data Schedule (Edgar) (filed herewith)           16