Form 10-Q
period 1997-03-31
SERAGEN INC
filed 1997-05-14
CIK 833299

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


   For Quarter Ended   March 31, 1997    Commission file number   0-19855
                      _______________                            ________


                                SERAGEN, INC.
         _________________________________________________________
          (Exact name of registrant as specified in its charter)


       Delaware                                          04-2662345
    ____________________________                    _______________
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                   Identification No.)



     97 South Street, Hopkinton, MA                          01748
    _______________________________                         ______
   (Address of principal executive offices)                (Zip Code)


                               (508) 435-2331
     _________________________________________________________________
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X     No
                                                                 ____     ____

20,033,273 shares of Common Stock, par value $.01, were outstanding on May 14, 1997.

                              SERAGEN, INC.

                                 INDEX



                                                                     Page
                                                                     ____
PART I - FINANCIAL INFORMATION
______________________________

Item 1 - Financial Statements
  Balance Sheets
   December 31, 1996 and March 31, 1997. . . . . . . . . .             3

  Statements of Operations
   Three Months Ended March 31, 1996 and 1997. . . . . . .             4

  Statements of Cash Flows
   Three Months Ended March 31, 1996 and 1997. . . . . . .             5

  Notes to Financial Statements. . . . . . . . . . . . . .             6


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . .            11




PART II - OTHER INFORMATION
___________________________

Item 1 -  Legal Proceedings (None)
Item 2 -  Changes in Securities . . . . . . . . . . . . .             15
Item 3 -  Defaults upon Senior Securities . . . . . . . .             15
Item 4 -  Submission of Matters to a Vote of Security Holders (None)
Item 5 -  Other Information (None)
Item 6 -  Exhibits and Reports on Form 8-K. . . . . . . .             15
Signatures  . . . . . . . . . . . . . . . . . . . . . . .             17

                                                         SERAGEN, INC.
                                                        BALANCE SHEETS

                            Assets                                                  December 31,
March 31, 1997
                                                                            1996         (Unaudited)
                                                                      ______________    ______________
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . .          $  1,548,392    $    2,122,889
 Restricted cash . . . . . . . . . . . . . . . . . . . . . . .               610,318           610,318
 Contract receivable . . . . . . . . . . . . . . . . . . . . .               485,261           373,963
 Unbilled contract receivable. . . . . . . . . . . . . . . . .               833,983           901,789
 Prepaid expenses and other current assets . . . . . . . . . .               285,356           198,185
                                                                        ____________    ______________
     Total current assets  . . . . . . . . . . . . . . . . . .             3,763,310         4,207,144

Property and equipment, net. . . . . . . . . . . . . . . . . .             4,604,115         4,376,566
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                77,183            39,211
                                                                        ____________    ______________
     Total assets  . . . . . . . . . . . . . . . . . . . . . .          $  8,444,608    $    8,622,921
                                                                        ============    ==============
         Liabilities and Stockholders' (Deficit)
Current liabilities:
 Accounts payable  . . . . . . . . . . . . . . . . . . . . . .             1,111,477           609,321
 Current maturities of long-term debt. . . . . . . . . . . . .                37,418            29,401
 Deposit received from Boston University . . . . . . . . . . .                     -         4,500,000
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .             3,177,467         3,600,279
 Preferred stock redemption liability. . . . . . . . . . . . .             1,236,753         1,370,075
 Short-term obligation, less unamortized discount  . . . . . .             4,128,097         4,300,000
                                                                         ___________      ____________
     Total current liabilities . . . . . . . . . . . . . . . .             9,691,212        14,409,076
                                                                         ___________      ____________
Non-current liabilities:
 Lilly contract obligation . . . . . . . . . . . . . . . . . .             1,200,000         1,200,000
 Canadian affiliate put option liability . . . . . . . . . . .             2,400,000         2,400,000
                                                                         ___________      ____________
     Total non-current liabilities . . . . . . . . . . . . . .             3,600,000         3,600,000
                                                                         ___________      ____________
Commitments and contingencies
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares authorized
  Convertible preferred stock, Series A, $.01 par value; issued and outstanding 2,402 shares at March 31, 1997, $1,193,108
  liquidation preference   . . . . . . . . . . . . . . . . . .             2,015,522         1,193,108
  Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at March 31, 1997, $23,800,000
  liquidation preference . . . . . . . . . . . . . . . . . . .            23,800,000        23,800,000
  Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at March 31, 1997, $5,200,000
  liquidation preference . . . . . . . . . . . . . . . . . . .             5,100,000         5,200,000

Common stock, $.01 par value; 70,000,000 shares authorized;
  issued 17,199,458 and 18,049,658 shares at December 31, 1996
  and March 31, 1997, respectively . . . . . . . . . . . . . .               171,994           180,497

 Additional paid in capital  . . . . . . . . . . . . . . . . .           151,323,022       152,052,800
 Accumulated deficit   . . . . . . . . . . . . . . . . . . . .          (187,254,811)     (191,810,229)
                                                                        _____________      ____________
                                                                          (4,844,273)       (9,383,824)
Less-treasury stock (777 shares at cost at December 31, 1996
  and March 31, 1997, respectively). . . . . . . . . . . . . .                (2,331)           (2,331)
                                                                         ____________      ____________
      Total stockholders' (deficit)  . . . . . . . . . . . . .            (4,846,604)       (9,386,155)
                                                                         ____________       ___________
      Total liabilities and stockholders' (deficit)  . . . . .           $ 8,444,608         $8,622,921
                                                                        =============      ============

                The accompanying notes are an integral part of the financial statements.



                                                    SERAGEN, INC.
                                              STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                           For the three months
                                                                              ended March 31,
                                                          _____________________________________________
                                                                     1996                     1997
                                                               ________________       _________________
Revenue:
  Contract revenue and license fees . . . . . . . . . . . .       $1,498,992            $    911,625


Operating expenses:
  Cost of contract revenue. . . . . . . . . . . . . . . . .        1,398,992                 882,034
  Research and development. . . . . . . . . . . . . . . . .        3,572,974               2,516,840
  General and administrative. . . . . . . . . . . . . . . .        1,361,356               1,189,803
                                                                 ____________           _____________
                                                                   6,333,322               4,588,677
                                                                 ____________           _____________
Loss from operations  . . . . . . . . . . . . . . . . . . .       (4,834,330)             (3,677,052)


Loss incurred in connection with Canadian
 affiliate  . . . . . . . . . . . . . . . . . . . . . . . .        1,170,408                       -
Interest income . . . . . . . . . . . . . . . . . . . . . .           15,655                  14,703
Interest expense  . . . . . . . . . . . . . . . . . . . . .          793,975                 172,366
                                                                _____________           _____________
_
       Net loss . . . . . . . . . . . . . . . . . . . . . .       (6,783,058)             (3,834,715)
                                                                =============          ==============

Preferred stock dividends and accretion . . . . . . . . . .                -                 720,703
                                                                =============          ==============

Net loss applicable to common stockholders. . . . . . . . .       (6,783,058)             (4,555,418)
                                                                =============          ==============

Net loss per common share . . . . . . . . . . . . . . . . .       $    (0.41)            $     (0.25)
                                                                =============          ==============

Weighted average common shares
  used in computing net loss per share. . . . . . . . . . .        16,558,168             17,936,675
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




                                                   SERAGEN, INC.
                                             STATEMENTS OF CASH FLOWS
                                                   (Unaudited)




                                                                           For the three months
                                                                             ended March 31,
                                                                 ______________________________________

                                                                         1996                 1997
                                                                   _______________     _______________

Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .         $ (6,783,058)        $(3,834,715)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . .              228,111             232,351
   Loss incurred in connection with Canadian affiliate. . . .            1,170,408                   -
   Amortization of discount on long-term debt . . . . . . . .              171,904             171,903
   Amortization of prepaid interest . . . . . . . . . . . . .              260,312                   -
   Amortization of debt issuance costs. . . . . . . . . . . .               46,423                   -

Changes in operating assets and liabilities:
   Contract receivable. . . . . . . . . . . . . . . . . . . .             (324,439)            111,298
   Unbilled contract receivable . . . . . . . . . . . . . . .             (459,510)            (67,806)
   Prepaid expenses and other current assets. . . . . . . . .               23,938              87,171
   Accounts payable . . . . . . . . . . . . . . . . . . . . .              (53,509)           (502,156)
   Accrued expenses . . . . . . . . . . . . . . . . . . . . .               42,217            (148,779)
   Deposit received from Boston University. . . . . . . . . .                    -           4,500,000
                                                                        ___________          __________
Net cash (used in) provided by  operating activities  . . . .           (5,677,203)            549,267
                                                                        ___________          __________
Cash flows from investing activities:

   Purchases of property and equipment  . . . . . . . . . . .             (205,878)             (4,800)
   Decrease in other assets . . . . . . . . . . . . . . . . .                  973              37,972
                                                                         __________           _________
Net cash (used in) provided by investing activities . . . . .             (204,905)             33,172
                                                                         __________           _________
Cash flows from financing activities:
   Net proceeds from common stock issuances . . . . . . . . .              163,094                  75
   Purchases of treasury stock  . . . . . . . . . . . . . . .              (76,875)                  -
   Proceeds from issuance of long-term debt . . . . . . . . .            6,000,000                   -
   Repayments of long-term debt . . . . . . . . . . . . . . .              (54,046)             (8,017)
   Debt and preferred stock issuance costs  . . . . . . . . .              (64,156)                  -
                                                                         __________           _________
Net cash (used in) provided by financing activities . . . . .            5,968,017              (7,942)
                                                                         __________           _________
Net increase (decrease) in cash and cash equivalents  . . . .               85,909             574,497
Cash and cash equivalents, beginning of period  . . . . . . .              435,460           1,548,392
                                                                        ___________        ____________
Cash and cash equivalents, end of period  . . . . . . . . . .           $  521,369         $ 2,122,889
                                                                        ===========        ============
Supplemental disclosures of cash flows information:
   Cash paid for interest . . . . . . . . . . . . . . . . . .           $  361,759         $       463
                                                                        ===========        ============
Supplemental non cash activities:
   Conversion of series A preferred stock to common stock . .           $        -             738,205
   Preferred stock dividends  . . . . . . . . . . . . . . . .           $        -             149,113


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

    The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the year ending
December 31, 1997. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's most recent Annual Report on Form 10-K.

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

3.  Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statements will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997.

4.  Amendment to Lilly Agreements

    On April 7, 1997, the Company entered into an amendment (the "Amendment") to its Sales and Distribution and Development Agreement with Eli Lilly and Company ("Lilly") pursuant to which Lilly had the development and marketing rights to the Company's lead molecule DAB389IL-2 ("IL-2 Fusion Protein") for all cancer and certain non-cancer indications. The Amendment confirms Lilly's commitment to develop, promote and distribute IL-2 Fusion Protein for the treatment of cutaneous T-cell lymphoma ("CTCL") as long as the Company continues to meet agreed clinical, financial and manufacturing objectives, as defined. Under the Amendment, Lilly has, subject to certain conditions, relinquished development and marketing rights to IL-2 Fusion Protein for all non-cancer indications, as well as rights to other molecules. This will allow the Company to seek additional strategic partners for those indications and molecules, subject only to Lilly's retained rights to distribute intravenous and intramuscular formulations of IL-2 Fusion Protein in the territory covered by the Company's agreements with Lilly. Lilly also has agreed to assist the Company in meeting its obligations to Ajinomoto. In exchange, the Company has agreed to issue to Lilly in a private placement 1,000,000 shares of its common stock and to release Lilly from a certain future milestone payment.

                                      SERAGEN, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)



5.       Sale of Manufacturing and Clinical Operations to Boston University

    On February 18, 1997, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company is permitted to use this deposit to fund its current operations. At the closing, most of the Company's employees involved in the manufacturing and clinical operations will become employees of Boston University. Both the deposit and the operating costs incurred by Boston University are subject to refund in the event that conditions for closing are not met. Upon the closing of this transaction, the Company will record a gain in its statement of operations for the operating expenses reimbursed by Boston University, net of amounts due to Boston University under a service agreement dated as of February 18, 1997 (the "Service Agreement") for the period from February 14, 1997 until the closing of the transaction. As of March 31, 1997, the net amount due to the Company from Boston University in respect of the facility's operating expenses for the period from February 14, 1997 to March 31, 1997 was approximately $779,000.

    Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into the Service Agreement with Boston University providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999, and is subject to certain early termination provisions, including the option of Boston University to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse Boston University for the losses in excess of $9.0 million. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacturing and clinical operations facilities. The Company has agreed to pay Boston University fees of approximately $5.5 million and $6.6 million in years 1 and 2 of the Service Agreement, respectively. The fees can be increased or decreased by agreement of the parties, but may not be reduced to less than $4.3 million per contract year. The Service Agreement is expected to reduce substantially the Company's operating costs in research and development, as the Company will be contracting solely for the services that the Company requires for clinical and manufacturing purposes. The Company will give effect to this transaction in its financial statements after closing.

6.  Pro Forma Financial Statements

    The following unaudited pro forma financial information reflects the Company's balance sheet, as of March 31, 1997, and the Company's historical statement of operations for the quarter ended March 31, 1997, assuming the transactions described above were consummated on January 1, 1997. The unaudited pro forma financial statements do not purport to be indicative of the results which would actually have been reported if the transactions had been effected on that date or which may be reported in the future.

                                 SERAGEN, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)





                                                  SERAGEN, INC.
                                        UNAUDITED PRO FORMA BALANCE SHEET
                                              AS OF MARCH 31, 1997


                     Assets                                Historical       Adjustments       Pro Forma
                                                          ____________     _____________     ____________
Current assets:
  Cash and cash equivalents . . . . . . . . . . . .      $  2,122,889       $ 1,279,678 (a)   $ 3,402,567
  Restricted cash . . . . . . . . . . . . . . . . .           610,318                -            610,318
  Contract receivable . . . . . . . . . . . . . . .           373,963                -            373,963
  Unbilled contract receivable. . . . . . . . . . .           901,789                -            901,789
  Prepaid expenses and other current assets . . . .           198,185                -            198,185
                                                          ____________      ____________      ____________
                   Total current assets . . . . . .         4,207,144         1,279,678         5,486,822



Property and equipment, net. . . . . . . . . . . .          4,376,566        (4,364,840)(b)        11,726
Other assets . . . . . . . . . . . . . . . . . . .             39,211                 -            39,211
                                                          ____________      ____________      ____________
                   Total assets. . . . . . . . . .        $ 8,622,921       $(3,085,162)      $ 5,537,759
                                                          ============      ============      ============


          Liabilities and Stockholders' (Deficit)
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . .           609,321                -            609,321
  Current maturities of long-term debt. . . . . . .            29,401                -             29,401
  Deposit received from Boston University . . . . .         4,500,000         4,500,000)(c)            -
  Accrued expenses. . . . . . . . . . . . . . . . .         3,600,279                -          3,600,279
  Preferred stock redemption liability. . . . . . .         1,370,075                -          1,370,075
  Short-term obligation, less unamortized discount.         4,300,000                -          4,300,000
                                                          ____________      ____________      ____________
                    Total current liabilities . . .        14,409,076        (4,500,000)        9,909,076

Non-current liabilities:
  Lilly contract obligation . . . . . . . . . . . .         1,200,000                -          1,200,000
  Canadian affiliate put option liability . . . . .         2,400,000                -          2,400,000
                                                          ____________      ____________      ____________
                    Total non-current liabilities .         3,600,000                -          3,600,000
                                                          ____________      ____________      ____________

Commitments and contingencies
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares
  authorized
    Convertible preferred stock, Series A, $.01
    par value; issued and outstanding 2,402
    shares at March 31, 1997, $1,193,108
    liquidation preference . . . . . . . . . . . . .        1,193,108                -          1,193,108
    Convertible preferred stock. Series B, $.01
    par value; issued and outstanding 23,800
    shares at March 31, 1997, $23,800,000
    liquidation preference . . . . . . . . . . . . .        23,800,000                -        23,800,000
    Convertible preferred stock, Series C, $.01
    par value; issued and outstanding 5,000
    shares at March 31, 1997, $5,200,000
    liquidation preference . . . . . . . . . . . . .         5,200,000                -         5,200,000
  Common stock, $.01 par value; 70,000,000 shares
    authorized; issued 18,049,658 shares at
    March 31, 1997 . . . . . . . . . . . . . . . . .           180,497                -           180,497
Additional paid in capital . . . . . . . . . . . . .       152,052,800           635,160(d)   152,687,960
Accumulated deficit. . . . . . . . . . . . . . . . .      (191,810,229)          779,678(e)  (191,030,551)
                                                          _____________      ___________      ____________
                                                            (9,383,824)        1,414,838       (7,968,986)
Less-treasury stock (777 shares at cost at
    March 31, 1997). . . . . . . . . . . . . . . . .           ( 2,331)               -            (2,331)
                                                          _____________      ___________      ____________

     Total stockholders' (deficit) . . . . . . . . .        (9,386,155)        1,414,838       (7,971,317)
                                                          _____________      ___________      ____________
     Total liabilities and stockholders' (deficit) .     $   8,622,921      $ (3,085,162)     $ 5,537,759
                                                         =============       ============     ============


                          SERAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)




                           SERAGEN, INC.
                 UNAUDITED PRO FORMA BALANCE SHEET
                        AS OF MARCH 31, 1997

   The following pro forma adjustments are required to reflect the sale of the majority of the Company's property and equipment, the assignment of certain capital and operating leases to Boston University and the Company's Service Agreement with Boston University as discussed in Note 5. The net book value and estimated disposition costs are based on the estimated fair value, as determined by the management of the Company. Such allocation will be revised to reflect changes in assets through the date of closing and the determination of actual disposition costs.

Notes to Pro Forma Balance Sheet

(a) Reflects an increase in cash for the remaining $500,000
    of the purchase price and $779,678 representing the net
    amount received from Boston University.                         $1,279,678

(b) Reflects a reduction in property and equipment for the
    net book value of assets sold.                                  $4,364,840

(c) Reflects the Boston University deposits as non-refundable
    payments upon closing.                                          $4,500,000

(d) Reflects the excess of the purchase price over the net
    book value of the assets sold as additional paid in capital.    $  635,160

(e) Reflects the difference between the amount reimbursable
    from Boston University and the amounts due to Boston
    University under the Service Agreement.                          $ 779,678

                               SERAGEN, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
                             _________________


                                       SERAGEN, INC.
                          UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                             FOR THE QUARTER ENDED MARCH 31, 1997


                                                             Historical      Adjustments       Pro Forma
                                                            ____________     ____________     ____________
Revenue:

   Contract revenue and license fees . . . . . . . . .     $  911,625        $        -       $   911,625

Operating expenses:
   Cost of contract revenue and license fees . . . . .        882,034                 -           882,034
   Research and development. . . . . . . . . . . . . .      2,516,840         (2,219,447)(a)      297,393
   Contract R&D with affiliate . . . . . . . . . . . .             -           1,361,427 (b)    1,361,427
   General and administrative. . . . . . . . . . . . .      1,189,803           (635,426)(a)      554,377
                                                           ___________       ____________      ___________
                                                            4,588,677         (1,493,446)       3,095,231
                                                           ___________       ____________      ___________
       Loss from operations. . . . . . . . . . . . . .     (3,677,052)         1,493,446       (2,183,606)

Interest income. . . . . . . . . . . . . . . . . . . .         14,703                 -            14,703
Interest expense . . . . . . . . . . . . . . . . . . .        172,366                 -           172,366
                                                           ___________       ____________      ___________

       Net loss. . . . . . . . . . . . . . . . . . . .     (3,834,715)         1,493,446       (2,341,269)
                                                          ============       ============      ===========



Preferred stock dividends. . . . . . . . . . . . . . .        720,703                 -           720,703
                                                          ____________       ____________     ____________

Net loss applicable to common stockholders . . . . . .    $ 4,555,418)       $ 1,493,446      $(3,061,972)
                                                          ============       ============     ============



Net loss per common share. . . . . . . . . . . . . . .    $      (.25)       $        -       $      (.17)
                                                          ============       ============     ============
Weighted average common shares used
   in computing net loss per share . . . . . . . . . .     17,936,675                 -        17,936,675
                                                          ============       ============     ============


The following pro forma adjustments are required to reflect the sale of the majority of the Company's property and equipment, the assignment of certain capital and operating leases to Boston University, the Company's service contract with Boston University and the transfer of the majority of the Company's employees to Boston University as discussed in Note 5. The pro forma adjustments will be revised to reflect changes in assets through the date of closing and the determination of actual disposition costs.

Notes to Pro Forma Statement of Operations
(a) Reflects the actual reduction of operating expenses
    due to the sale of property and equipment, the transfer
    of employees to Boston University and reductions in the
    related research and development and general and
    administrative activities.                                      $2,854,873

(b) Reflects the contracted cost for the three months ended
    March 31, 1997 of research and development activities
    to be received through the service contract with Boston
    University.                                                     $1,361,427

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

         In February 1997, the Company entered into an Asset Purchase Agreement to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5 million and in connection therewith entered into a Service Agreement with Boston University pursuant to which Boston University will provide the Company with certain services related to product research, development, manufacturing, clinical trials, quality control and quality assurance. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources".

    On April 7, 1997, the Company entered into the Amendment to its Sales and Distribution and Development Agreement with Lilly pursuant to which Lilly had the development and marketing rights to the Company's lead molecule IL-2 Fusion Protein for all cancer and certain non-cancer indications. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources".

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

Results of Operations

    Three Months Ended March 31, 1997 and 1996. The Company's net loss for the three-month period ended March 31, 1997 was $4.6 million compared to $6.8 million for the period ended March 31, 1996. The decrease in the net loss during the first quarter of 1997 was primarily due to a reduction in operating expenses of $1.7 million and a reduction in the loss incurred in connection with the Company's Canadian affiliate of $1.2 million. These decreases were partially offset by a reduction in contract revenue with Lilly of $517,000 and an increase in preferred stock dividends of $721,000.

    The Company's revenues for the three months ended March 31, 1997 and 1996 were $912,000 and $1.5 million, respectively, primarily contract revenue from Lilly for certain development costs of IL-2 Fusion Protein for cancer therapy. Contract revenue from Lilly decreased in 1997 by $517,000 primarily due to the completion of certain clinical data management milestones in 1996 and the winding down of patient enrollment in 1997 for a Phase III clinical trial for IL-2 Fusion Protein for CTCL.

    Total operating expenses for the quarter ended March 31, 1997 decreased by $1.7 million to $4.6 million in 1997 from $6.3 million in 1996. This decrease of $1.7 million was primarily due to management's decision in December 1996 to reduce operating expenses and streamline the Company's organization. The Company eliminated approximately 17% of its workforce. In addition, the Company decided to put non-essential purchases on hold until the Company completed the sale of its facilities operation to Boston University. There also was a decrease due to a reduction in validation fees of approximately $200,000. The cost of contract revenue was $882,000 in 1997 as compared to

                              SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$1.4 million in 1996, a decrease of $517,000, reflecting the completion of certain clinical data management milestones in 1996 and the winding down of patient enrollment in 1997 for a Phase III clinical trial for IL-2 Fusion Protein for CTCL. Research and development expenses decreased by $1.1 million to $2.5 million in the first three months of 1997 from $3.6 million for the first three months of 1996. This decrease was primarily the result of a reduction in the workforce and the hold on non-essential purchases mentioned above. This decrease was partially offset by an increase in expenses related to the initiation in the fourth quarter of 1996 of a Phase I/II clinical trial of IL-2 Fusion Protein for psoriasis therapy and a Phase I/II clinical trial of DAB389EGF ("EGF Fusion Protein") for non-small cell lung cancer. General and administrative expenses decreased by $200,000 to $1.2 million in the first three months of 1997 as compared to $1.4 million in the first three months of 1996. This decrease was primarily due to the reduction in workforce mentioned above and a reduction in recruiting costs. This decrease was partially offset by an increase in legal fees.

    The loss incurred in connection with the Company's Canadian affiliate decreased by $1.2 million in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The Company believes the current maximum obligation to the Canadian affiliate is $2.4 million, which was accrued as of December 31, 1996. Interest income was substantially unchanged in the first quarter of 1997 as compared to the first quarter of 1996. Interest expense decreased by $622,000 to $172,000 in the first quarter of 1997 from $794,000 in the first quarter of 1996 due to the restructuring of the lines of credit which occurred in July 1996.

Liquidity and Capital Resources

    As of March 31, 1997, the Company had approximately $2.1 million in cash and cash equivalents, which was comprised of the remainder of a deposit of $4.5 million made by Boston University in connection with the sale of the Company's manufacturing and clinical operations. The net book value of the assets to be sold to Boston University was $4.4 million. These assets represent substantially all of the Company's property and equipment as of March 31, 1997, and consist primarily of leasehold improvements to the Company's manufacturing facility, laboratory facilities and laboratory equipment.

    The Company expects to incur substantial additional research and development expenses as it continues development of its fusion proteins. The Company also expects to incur substantial administrative and commercialization expenses in the future. The Company's continuing operating losses and requirements for working capital will depend on many factors, including progress in and costs associated with its research, pre-clinical and clinical development efforts, and the level of resources which the Company must devote to obtaining regulatory approvals to manufacture and sell its products.

    On February 18, 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders.
Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company is permitted to use this deposit to fund its current operations. At the closing, most of the Company's employees involved in the manufacturing and clinical operations will become employees of Boston University. Both the deposit and the operating costs incurred by Boston University are subject to refund in the event that conditions for closing are not met. Upon the closing of this transaction, the Company will record a gain in its statement of operations for the operating expenses reimbursed by Boston University, net of amounts due to Boston University under the Service Agreement for the period from February 14, 1997 until the closing of the transaction. As of March 31, 1997, the net amount due to the Company from Boston University in respect of the facility's operating expenses for the period from February 14, 1997 to March 31, 1997 was approximately $779,000.

    Simultaneously, the Company entered into the Service Agreement with Boston

                              SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

University providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999 and is subject to certain early termination provisions, including the option of Boston University to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse Boston University for the losses in excess of $9.0 million. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacturing and clinical operations facilities. The Company has agreed to pay Boston University fees of approximately $5.5 million and $6.6 million in years 1 and 2 of the Service Agreement, respectively. The fees can be increased or decreased by agreement of the parties, but may not be reduced to less than $4.3 million per contract year. The Service Agreement is expected to substantially reduce operating costs in research and development, as the Company will be contracting solely for the services that the Company requires for clinical and manufacturing purposes. The Company will give effect to this transaction in its financial statements after closing.

    On April 7, 1997, the Company entered into the Amendment to its Sales and Distribution and Development Agreement with Lilly pursuant to which Lilly had the development and marketing rights to the Company's lead molecule IL-2 Fusion Protein for all cancer and certain non-cancer indications. The Amendment confirms Lilly's commitment to develop, promote and distribute IL-2 Fusion Protein for the treatment of CTCL as long as the Company continues to meet agreed clinical, financial and manufacturing objectives, as defined. Under the Amendment, Lilly, subject to certain conditions, has relinquished development and marketing rights to IL-2 Fusion Protein for all non-cancer indications, as well as rights to other molecules. This will allow the Company to seek additional strategic partners for those indications and molecules, subject only to Lilly's retained rights to distribute intravenous and intramuscular formulations of IL-2 Fusion Protein in the territory covered by the Company's agreements with Lilly. Lilly also has agreed to assist the Company in meeting its obligations to Ajinomoto. In exchange, the Company has agreed to issue to Lilly in a private placement 1,000,000 shares of its common stock and to release Lilly from a certain future milestone payment.

    The Company anticipates that existing cash and cash equivalents, the reimbursement of clinical costs for the development of IL-2 Fusion Protein for cancer therapy from Lilly and the reimbursement of operating costs by Boston University will be sufficient to fund the Company's working capital requirements through approximately June 1997 provided that the Company is able to amend its current agreement with Ajinomoto to reduce the amount of its payment obligation to Ajinomoto to an amount commensurate with the amount that Lilly has agreed to pay. In addition, the Company must complete the sale of its manufacturing and clinical operation facilities to Boston University or the $4.5 million deposit and operating expenses that have been paid to date on such facility will be subject to refund to Boston University (See Note 5 in the "Notes to the Financial Statements" regarding significant future obligations). The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1996 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This may adversely affect the Company's ability to raise additional capital. See Note A in the Annual Report on Form 10-K for the year ended December 31, 1996 in the "Notes to the Financial Statements." The Company's ability to finance its operations is dependent upon its ability to raise additional capital through debt or equity financings, possible additional payments under the strategic alliance with Lilly, or such other sources of financing, including strategic partnerships, as may be available.

    The Company is exploring a possible equity offering, although the terms of such offering have not been finalized. There can be no assurance that the Company will be successful in an equity offering or that the amount raised will be sufficient to fund the Company's operating expenses until other sources of funds can be secured. Management of the Company believes that to be able to complete a new equity financing successfully, the holders of the Company's Series A, Series B and Series C preferred stock will be required to convert such securities in connection with the offering. Management is in discussions with such holders, but there is no assurance that such agreements can be reached on terms satisfactory to the Company.

                              SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    At December 31, 1996, the Company's net tangible assets (total assets minus liabilities and goodwill) was approximately ($4.8 million). On May 13, 1997, the Company received a letter for the National Association of Securities Dealers, Inc. (the "NASD") advising it that because the Company is not in compliance with the minimum net tangible assets level of $4.0 million, the Company's common stock will be delisted from trading on the Nasdaq National Market System (the "Nasdaq NMS"). The Company intends to appeal this decision and will submit to the NASD a plan for the restoration of its net tangible assets to the minimum level. The appeal will stay the delisting pending a ruling by the appeal panel. However, there is no assurance that the NASD will find the plan to be acceptable or that the NASD would delay the delisting to allow the Company sufficient time to implement the plan. If the Common Stock is delisted from the Nasdaq NMS, the Company intends to make application for listing on the Nasdaq SmallCap Market if the Company meets the requirements for listing on the Nasdaq SmallCap at that time. The delisting of the Common Stock from the Nasdaq NMS could have a material adverse effect on the Company's efforts to raise additional equity capital.

    The Company is seeking to obtain additional funds through collaborative or other arrangements with corporate partners and others. There can be no assurance that the Company will be successful in securing collaborative or other arrangements with corporate partners or others on acceptable terms, if at all. If the Company does not consummate an equity financing or additional collaborative or other arrangements with corporate partners, then the Company's current cash position may not be sufficient to meet its financial obligations or to fund operations at the current level beyond June 1997. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its clinical trials, manufacturing or development activities or certain other aspects of its business and may be required to cease operations.

Safe Harbor Information

    Some of the statements contained in this document are forward-looking, including statements relating directly or by implication to the Company's products, operations, strategic partnerships, and ability to fund its operations. These statements are based on current expectations and involve a number of uncertainties and risks, including (but not limited to) the Company's ability to proceed with successful development, testing, and licensing of its products and the Company's ability to enter into additional strategic partnerships and other collaborative arrangements or to raise additional capital on satisfactory terms. For further information, refer to the "Business Outlook" section in the Company's Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

                              SERAGEN, INC.
                                 PART II
                            OTHER INFORMATION



Item 2.  Changes in Securities

         On April 7, 1997, in a private offering, the Company sold
         1,000,000 shares of Common Stock to Eli Lilly and Company ("Lilly"). No cash consideration was received by the Company. The shares were delivered in consideration for Lilly amending its prior agreements with the Company and relinquishing certain rights to the Company. These securities were sold pursuant to an exemption from registration under the Securities Act of 1933 ("Securities Act") in reliance on the exemption provided in Section 4 (2) to the Securities Act and Regulation D under the Securities Act.


Item 3.  Defaults upon Senior Securities

         In connection with the Series B Preferred Stock (the "Series B Shares"), the Company is obligated to pay quarterly dividends to the holders of the Series B Shares. The Company did not make its dividends payments due December 31, 1996 and March 31, 1997, and does not anticipate making the payment due June 30, 1997. As of March 31, 1997, the amount of dividends in arrears was approximately $1.2 million.

         In connection with the issuance of the Series B Shares, the Company transferred all of its patents (the "Patents") to Seragen Technology, Inc. ("STI") in exchange for 214,200 shares of STI Class A Common Stock and 23,800 shares of STI Class B Common Stock. STI provided the Company with an irrevocable worldwide exclusive license with respect to the Patents (the "Irrevocable License Agreement"). Under the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Company delivered the 23,800 shares of STI Class B Common Stock pro rata to the holders of the Series B Shares. STI's Class B common Stock provides for cumulative dividends payable in the same amount as any royalties payable by the Company under the Irrevocable License Agreement. STI also provided the Company with a collateral assignment of the Patents made by STI in favor of the holders of the Series B Shares. Pursuant to an escrow arrangement, the collateral assignment of the Patents is required to be delivered to the holders of the Series B Shares in the event that, after notice, STI fails for 60 days to pay any dividend due in respect of its STI Class B Common Stock. The Company did not make its royalty payments due January 1, 1997, or April 1, 1997, and does not anticipate making the payment due July 1, 1997. STI did not pay STI Class B Common Stock dividends due January 1, 1997, or April 1, 1997, and does not anticipate making the payment due July 1, 1997. To the Company's knowledge, the holders of the Series B Shares have not provided notice of the STI dividend payment failure to the escrow agent. In the event that STI redeems its STI Class B Common Stock, the escrow agent is required to deliver a reassignment of the Patents to the Company.


Item 6.  Exhibits, financial statements schedules and reports on Form 8-K

          (a) Exhibit Index

              Exhibit 10.79 - Second Amendment to Sublease dated February 21, 1997, by and between the Registrant and Sierracom (filed herewith)

                              SERAGEN, INC.
                                 PART II
                            OTHER INFORMATION


          (b) Reports on Form 8-K

              A Current Report on Form 8-K for February 18, 1997 event, relating to an agreement to sell the Company's manufacturing and clinical operations facilities to Boston University.

              A Current Report on Form 8-K/A for February 18, 1997 event, relating to the Company's inclusion of its proforma information.

              A Current Report on Form 8-K for March 16, 1997 event, relating to a change in the Company's independent accountants.

              A Current Report on Form 8-K for April 7, 1997 event, relating to the Company's announcement that it had amended its prior agreements with Eli Lilly and Company.

PAGE

                             SERAGEN, INC.
                              SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Seragen, Inc.



Date: May 9, 1997                  By:/s/ Reed R. Prior
                                      _________________
                                      Reed R. Prior
                                      Chairman of the Board
                                      and Chief Executive Officer



Date: May 9, 1997                  By:/s/ Jean C. Nichols,Ph.D.
                                      ________________________
                                      Jean C. Nichols, Ph.D.
                                      President, Chief Technology
                                      Officer and Director
                                      (Principal Financial and Accounting
                                       Officer)

                             SERAGEN, INC.
                             EXHIBIT INDEX


Exhibit
Number                           Description                          Page
______________________________________________________________________________
(10.79)       Second Amendment to Sublease, dated
              February 21, 1997, by and between the
              Registrant and Sierracom (filed herewith)                19