Form 10-Q
period 1997-06-30
SERAGEN INC
filed 1997-08-15
CIK 833299

Seragen, Inc.

                            Form 10-Q

                Ref: \home\sml\wp\sec\97SEC-Q2.asc


                         Date:    August 11, 1997
                         Version:
                         Time:    12:4p

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               Form 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For Quarter Ended   June 30, 1997     Commission file number   0-19855
                      ______________                             ________


                               SERAGEN, INC.
                              ______________
            (Exact name of registrant as specified in its charter)


                  Delaware                        04-2662345
                 __________                      ____________
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)


     97 South Street, Hopkinton, MA                     01748
    ________________________________                   _______
   (Address of principal executive offices)          (Zip Code)

                                (508) 435-2331
                                _______________
            (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X     No
                                                        ___       ___

   20,205,565 shares of Common Stock, par value $.01, were outstanding on August 11, 1997.

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               Form 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For Quarter Ended   June 30, 1997     Commission file number   0-19855
                      ______________                             ________


                               SERAGEN, INC.
                              ______________
            (Exact name of registrant as specified in its charter)


                  Delaware                        04-2662345
                 __________                      ____________
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)


     97 South Street, Hopkinton, MA                     01748
    ________________________________                   _______
   (Address of principal executive offices)          (Zip Code)

                                (508) 435-2331
                                _______________
            (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X     No
                                                        ___       ___

   20,205,565 shares of Common Stock, par value $.01, were outstanding on August 11, 1997.

                              SERAGEN, INC.

                                 INDEX




                                                                       Page
                                                                       ____
PART I - FINANCIAL INFORMATION
______________________________

Item 1 - Financial Statements
         Balance Sheets
         December 31, 1996 and June 30, 1997 . . . . . . . . . . . .      3


         Statements of Operations
         Three and Six Months Ended June 30, 1996 and 1997 . . . . .      4


         Statements of Cash Flows
         Six Months Ended June 30, 1996 and 1997 . . . . . . . . . .      5


         Notes to Financial Statements . . . . . . . . . . . . . . .      6



Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . .      13




PART II - OTHER INFORMATION
___________________________

Item 1 -  Legal Proceedings (None)


Item 2 -  Changes in Securities . . . . . . . . . . . . . . . . . . .     20


Item 3 -  Defaults upon Senior Securities . . . . . . . . . . . . . .     20


Item 4 -  Submission of Matters to a Vote of Security Holders (None)


Item 5 -  Other Information (None)


Item 6 -  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .     20

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22


                                                           SERAGEN, INC.
                                                          BALANCE SHEETS




        Assets                                                                   December 31,         June 30, 1997
                                                                                   1996                (Unaudited)
                                                                                 ____________         _____________
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .             $  1,548,392          $  2,078,750
   Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                  610,318               610,318
   Contract receivable . . . . . . . . . . . . . . . . . . . . . . .                  485,261               512,126
   Unbilled contract receivable. . . . . . . . . . . . . . . . . . .                  833,983               773,866
   Prepaid expenses and other current assets . . . . . . . . . . . .                  285,356                97,613
                                                                                    __________              _______
                      Total current assets . . . . . . . . . . . . .                3,763,310             4,072,673



Property and equipment, net. . . . . . . . . . . . . . . . . . . . .                4,604,115             4,163,141
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   77,183                38,239
                                                                                    _________              ________
                      Total assets . . . . . . . . . . . . . . . . .             $  8,444,608          $  8,274,053
                                                                                  ============          ===========

               Liabilities and Stockholders' (Deficit)
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .                1,111,477                927,444
     Current maturities of long-term debt. . . . . . . . . . . . . .                   37,418                    -
     Deposits received from Boston University . . . . . . . . . . . .                       -              7,899,739
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .                3,177,467              4,034,040
     Preferred stock redemption liability  . . . . . . . . . . . . .                1,236,753              1,122,619
     Short-term obligation.. . . . . . . . . . . . . . . . . . . . .                4,128,097                800,000
                                                                                    _________              _________
                      Total current liabilities. . . . . . . . . . .                9,691,212             14,783,842
                                                                                    ________               _________


Non-current liabilities:
     Lilly contract obligation . . . . . . . . . . . . . . . . . . .                1,200,000              1,200,000
     Long-term obligation. . . . . . . . . . . . . . . . . . . . . .                        -              1,450,000
     Canadian affiliate put option liability . . . . . . . . . . . .                2,400,000              2,400,000
                                                                                    _________               ________
                      Total non-current liabilities. . . . . . . . .                3,600,000              5,050,000
                                                                                     ________               ________

Commitments and contingencies
Stockholders' (deficit);
     Preferred stock, $.01 par value; 5,000,000 shares authorized
     Convertible preferred stock, Series A,$.01 par value; issued and outstanding 3,105 and 1,500 shares atDecember 31,1996 and
     June 30,1997, respectively, at liquidation preference . . . . . . .               2,015,522                508,059
     Convertible preferred stock, Series B,$.01 par value; issued and outstanding 23,800 and 23,800 at December 31, 1996, and June
     30,1997, respectively, at liquidation preference . . . . . . . . . .             23,800,000             23,800,000
     Convertible preferred stock, Series C,$.01 par value; issued and outstanding 5,000 and 5,000 at December 31,1996, and June
     30,respectively, at liquidation preference . . . . . . . . . . . . .              5,100,000              5,300,000
     Common stock, $.01 par value;70,000,000 shares authorized;
     issued 17,199,458 and 20,034,050 shares at December
     31,1996 and June 30, 1997, respectively . . . . . . . . . . . . .                171,994                200,340
     Additional paid in capital. . . . . . . . . . . . . . . . . . . .            151,323,022            154,154,807
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .           (187,254,811)          (195,520,664)
                                                                                  ___________            ___________
                                                                                   (4,844,273)           (11,557,458)

     Less-treasury stock (777 shares at cost at December 31,1996 and
     June 30, 1997, respectively) . . . . . . . . . . . . . . . . . .               . (23,331)                (2,331)
                                                                                  ___________            ____________
                       Total stockholders' (deficit)  . . . . . . . .              (4,846,604)           (11,559,789)
                       Total liabilities and stockholders' (deficit).               8,444,608              8,274,053
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



                                                       SERAGEN, INC.
                                                  STATEMENT OF OPERATIONS
                                                        (Unaudited)

                                                                  For the three months           For the six months
                                                                     ended June 30,                ended June 30,
                                                                 ____________________           ____________________
                                                                  1996            1997           1996          1997
                                                                 ______________________        _____________________

Revenue:
 Contract revenue and license fees. . . . . .                $  6,247,250       $ 1,247,822    $ 7,746,242  &  2,159,447
                                                                _________         _________      _________     _________
Operating expenses:
 Cost of contract revenue. . . . . . . . . .                    1,194,253         1,247,822      2,593,245     2,129,856
 Research and development. . . . . . . . . .                    3,302,357         3,285,185      6,875,331     5,800,166
 General and administrati. . . . . . . . . .                    3,209,037         1,408,916      4,570,393     2,600,579
                                                              ____________       ___________    ___________   ___________
                                                                7,705,647         5,941,923     14,038,969    10,530,601
                                                               _________        _________     __________   __________

            Loss from operations . . . . . .                   (1,458,397)       (4,694,101)    (6,292,727)   (8,371,154)


Loss incurred in connection withCanadian
affiliate . . . . . . . . . . . . . . . . .                      (471,561)                -     (1,641,969)            -
Interest income. . . . . . . . . . . . . . .                       25,454            14,761         41,109        29,464
Interest expense . . . . . . . . . . . . .                       (818,444)                -     (1,612,419)     (172,366)
                                                                  _______         _________      _________     _________

            Net loss before extraordinary item. .              (2,722,948)       (4,679,340)    (9,506,006)   (8,514,056)
                                                                _________         _________      __________    _________

Etraordinary income. . . . . . . . . . . .                             -         (2,050,000)             -    (2,050,000)
                                                                _________         _________      _________     _________

            Net loss. . . . . . . . . . .                      (2,722,948)       (2,629,340)    (9,506,006)   (6,464,056)
                                                                _________         _________      _________     _________

Preferred stock dividends and accretion. . .                       26,667         1,081,094         26,667     1,801,797

Net loss applicable to common
stockholders  . . . . . . . . . . . . . . . . . .            $ (2,749,615)     $ (3,710,434)  $ (9,532,673) $ (8,265,853)
                                                             =============     ============   ============ ==============


Net loss per common share..  . . . . . . . .             $      (0.17)     $     (0.19)   $      (0.57) $      (0.44)
                                                             =============     ============    ===========   ============

Weighted average common shares used in
computing net loss per share. . .. . . . . . .               16,607,713       19,823,618     16,582,940    18,885,360
                                                             =============     ============   ============ =============







                             The accompanying notes are an integral part of the financial statements.

                                                       -4-

                                                       SERAGEN, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                               For the six months
                                                                                 ended June 30,
                                                                               ___________________
                                                                             1996              1997
                                                                          ___________   ___________

Cash flows from operating activities:
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,506,006)       (6,464,056)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . .            463,651           464,293
 Loss incurred in connection with Canadian affiliate . . . . . . . .         1,641,969                 -
 Gain/loss on disposal of property and equipment. . . . . . . . . .                  -             2,491
 Amortization of discount on long-term debt . . . . . . . . . . . .            343,807           171,903
 Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . .                 -        (2,050,050)
 Amortization of prepaid interest . . . . . . . . . . . . . . . . .            520,625                 -
 Amortization of debt issuance costs. . . . . . . . . . . . . . . .             83,045                 -
 Non-cash charge for issuance of common shares. . . . . . . . . . .                  -           800,000

Changes in operating assets and liabilities:
 Contract receivable. . . . . . . . . . . . . . . . . . . . . . . .           (224,159)          (26,865)
 Unbilled contract receivable . . . . . . . . . . . . . . . . . . .           (275,487)           60,117
 Prepaid expenses and other current assets . . . . . . . . . . . . .           (32,791)          187,744
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .           (129,993)         (184,032)
 Deferred commission. . . . . . . . . . . . . . . . . . . . . . . .          2,060,000                 -
 Accrued commission payable . . . . . . . . . . . . . . . . . . . .           (300,000)                -
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .            126,170          (306,768)
 Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .        (5,000,000)                -
                                                                             __________        _________
Net cash (used in) provided by  operating activities . . . . . . . .       (10,229,169)       (7,345,173)
                                                                            __________         _________

Cash flows from investing activities:
 Purchases of property and equipment . . . . . . . . . . . . . . . .          (296,489)          (25,809)
 Decrease in other assets. . . . . . . . . . . . . . . . . . . . . .               944            38,944
                                                                              ________          ________
Net cash (used in) provided by investing activities . . . . . . . . .          (295,545)          13,135
                                                                             ___________        ________

Cash flows from financing activities:
 Net proceeds from common stock issuances. . . . . . . . . . . . . . .        3,929,642               75
 Purchases of treasury stock . . . . . . . . . . . . . . . . . . . . .          (76,875)               -
 Proceeds from issuance of long-term debt. . . . . . . . . . . . . . .       11,300,000                -
 Repayments of long-term debt. . . . . . . . . . . . . . . . . . . . .         (110,105)         (37,418)
 Debt and preferred stock issuance costs . . . . . . . . . . . . . . .          (64,156)               -
 Deposits received from Boston University . . . . . . . . . . . . . .                 -       (7,899,739)               -
                                                                              __________        __________
Net cash (used in) provided by financing activities . . . . . . . . .        14,978,506         7,862,396
                                                                             __________         _________

Net increase (decrease) in cash and cash equivalents  . . . . . . . .         4,453,792          530,358
Cash and cash equivalents, beginning of period . . . . . . . . . . . .          435,460        1,548,392
                                                                              __________        ________
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .    $   4,889,252     $  2,078,750
                                                                           ============     =============
Supplemental disclosures of cash flows information:
 Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . .    $     367,495     $        463
                                                                           ============     =============
Supplemental non cash activities:
 Conversion of series A preferred stock to common stock . . . . . . . .   $           -     $   2,060,056
 Preferred stock diidends. . . . . . . . . . . . . . . . . . . . . . . .  $           -     $     638,458
 Issuance of Common Stock to Lilly . . . . . . . . . . . . . . . . . . .  $           -     $     800,000








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

3.  Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will not require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997.

4.  Amendment to Lilly Agreements

     On April 7, 1997, the Company entered into an amendment (the "Amendment") to its Sales and Distribution Agreement and Development Agreement with Eli Lilly and Company ("Lilly") pursuant to which Lilly had originally obtained the development and marketing rights to the Company's lead molecule DAB389IL-2 ("IL-2 Fusion Protein") for all cancer and certain non-cancer indications. Under the terms of the Amendment, subject to certain limitations, Lilly relinquished all other development and marketing rights to IL-2 Fusion Protein for non-cancer indications, as well as rights to other molecules. In addition, Lilly agreed to pay to Ajinomoto Company, Inc. ("Ajinomoto") on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 obligation to Ajinomoto under the Company's restructed agreement with Ajinomoto (See Note 5). Pursuant to the Amendment, Lilly is permitted to credit $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the next $1.5 million milestone payment that falls due from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly on the submission by the Company of a U.S. Biologics License Application ("BLA") for cutaneous T-cell lymphoma ("CTCL") to the Food and Drug Administration ("FDA"). Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Among the relevant milestones and requirements referenced in the preceding sentence are the

Company's obtaining commitments for $5.0 million of new investment capital by July 1, 1997, and closing on the same by August 1, 1997, and the Company obtaining $15.0 million of new investment capital by October 1, 1997. On July 31, 1997, the Company reported that it had obtained $5.0 million through an agreement with U.S. Surgical Corporation (See Note 7).

     In exchange, the Company issued to Lilly in a private placement 1.0 million shares of its common stock. The shares of common stock issued to Lilly are valued at the closing price of the Company's Common Stock as reported on Nasdaq on the date of issuance of the shares to Lilly, less a discount of 20% to reflect a discount from the Nasdaq closing price because the shares are not registered under the Securities Act of 1933. In the quarter ended June 30, 1997, the Company has valued the 1.0 million shares of common stock issued to Lilly at $800,000 based on the April 7, 1997 Nasdaq closing price of $1.00, less 20%, and has recorded it as research and development expense.

5.  Amendment to Ajinomoto License Agreement

     On June 1, 1997, the Company restructured (the "Restructuring") its License Agreement with Ajinomoto pursuant to which Ajinomoto had granted the Company worldwide rights to certain (IL-2) gene patents owned by the Japanese Foundation for Cancer Research and Ajinomoto for potential use in the development of the Company's lead product, IL-2 Fusion Protein. Prior to the Restructuring, the Company was obligated to pay Ajinomoto a license fee of $4.3 million payable upon the occurrence of certain specified events, but no later than March 31, 1997 (previously extended by agreement of Ajinomoto to May 31, 1997); and royalties ranging from 2% to 4% on sales of the licensed product by the Company or its sublicensees, but with minimum royalties of $100,000 for the third year of the agreement, $200,000 for the fourth year of the agreement, and $300,000 for the fifth and following years of the agreement. In addition, prior to the Restructuring, the rights granted by Ajinomoto to the Company pursuant to the License Agreement were exclusive. Under the terms of the Restructuring, the future license fees payable by the Company to Ajinomoto were reduced to the following amounts: a $2.25 million fee payable in the amount of $800,000 by June 30, 1998, or approval by the FDA of a BLA filed by the Company for the licensed product, whichever comes first, in the amount of $800,000 by June 30, 1999, and in the amount of $650,000 by March 31, 2000; and a reduced royalty of 1% on end-user net sales of the licensed product by the Company or its sublicenses. The Company amended its agreements with Lilly whereby Lilly will pay license fees to Ajinomoto on behalf of the Company, subject to certain limitations (See Note 4). The Restructuring provides that the license granted by Ajinomoto to the Company will be non-exclusive. Accordingly, in the quarter ended June 30, 1997, the Company reduced its obligation to Ajinomoto from $4.3 million to $2.25 million and recorded extraordinary income of $2,050,000 for the reduction of this liability.

 6.   Sale of Manufacturing and Clinical Operations to Boston University

     On February 14, 1997, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5.0 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumedresponsibility for the facility's operations, including responsibility for operating costs. The Company is permitted to use the purchase price and operating cost deposits to fund its current operations, although as of June 30, 1997, such deposit was recorded as a liability.

     Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into a service agreement ("the Service Agreement") with Boston University providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999, and is subject to certain early termination provisions, including the option of Boston University to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse Boston University for the losses in excess of $9.0 million. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacturing and clinical operations facilities. The Company has agreed to pay Boston University fees of approximately $5.5 million and $6.6 million in years 1 and 2 of the Service Agreement, respectively. The fees can be increased or decreased by agreement of the parties, but may not be reduced to less than $4.3 million per contract year. The Service Agreement is expected to reduce substantially the Company's operating costs in research and development, as the Company will be contracting solely for the services that the Company requires for clinical and manufacturing purposes. The Company will give effect to this transaction in its financial statements after closing.

  At the closing, most of the Company's employees involved in the manufacturing and clinical operations will become employees of Boston University. Both the purchase price and operating cost deposits are subject to refund to Boston University in the event that conditions for closing are not met. Upon the closing of this transaction, the Company will account for the gain and the sale of the operating facility and the excess of the reimbursed operating costs over the amount due to Boston University, pursuant to the Service Agreement dated as of February 14, 1997 for the period from February 14, 1997, until the closing of the transaction, as a contribution of capital. As of June 30, 1997, the net amount due to Boston University from the Company in respect of the operating facility's operating expenses for the period from February 14, 1997 to June 30, 1997, was approximately $1,215,160.

7. Subsequent Event

     On July 31, 1997, the Company entered into an evaluation license and option agreement (the "License Agreement") with United States Surgical Corporation ("USSC") granting USSC an option on worldwide rights to Seragen's DAB389EGF ("EGF Fusion Protein") for restenosis in cardiovascular applications. USSC has acquired this option in exchange for an initial payment to Seragen of $5.0 million. Under the terms of the option, USSC is entitled to acquire an exclusive license to the technology, at any time during a 15-month evaluation period, upon the payment to Seragen of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of Seragen Common Stock at a purchase price of $.5625 per share, the closing sale price for the shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company will value this warrant and record it as a charge to general and administrative expense in the quarter ending September 30, 1997. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If the option is exercised, milestone payments to Seragen by USSC could amount to $22.5 million in addition to royalties upon commercial sales by USSC. In the event USSC chooses not to exercise the option, the License Agreement terminates; and in exchange, USSC will receive $5.0 million in Seragen Common Stock valued at the average of the closing prices of Seragen Common Stock (i) for the ten trading days preceding the date of the License Agreement or (ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower.

8.  Pro Forma Financial Statements

     The following unaudited pro forma financial information reflects the Company's balance sheet as of June 30, 1997, and the Company's historical statement of operations for the six months ended June 30, 1997, respectively, assuming the transactions described above were consummated on January 1, 1997. The unaudited pro forma financial statements do not purport to be indicative of the results which would actually have been reported if the transactions had been effected on that date or which may be reported in the future.

                                               SERAGEN, INC.
                                    UNAUDITED PRO FORMA BALANCE SHEET
                                            AS OF JUNE 30, 1997

                         Assets                                         Historical     Adjustments      Pro Forma
                                                                  __________     ___________     __________
Current assets:
   Cash and cash equivalents . . . . . .                             $   2,078,750   $   (715,160) a) $ 1,363,590
   Restricted cash . . . . . . . . . . . . . . . . . . . . . .             610,318              -         610,318
   Contract receivable  . . . . . . . . . . . . . . . . . . .              512,126              -         512,126
   Unbilled contract receivable. . . . . . . . . . . . . . . .             773,866              -         773,866
   Prepaid expenses and other current assets . . . . . . . . .              97,613              -          97,613
                                                                        __________     ___________      _________
                        Total current assets . . . . . . .               4,072,673       (715,160)      3,357,513

Property and equipment, net. . . . . . . . . . . . . . . . . . .         4,163,141     (4,148,843) (b)     14,298
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            38,239              -          38,239
                        Total assets . . . . . . . . . . .           $   8,274,053   $ (4,864,003)    $ 3,410,050
                                                                         ==========     ===========      ==========

            Liabilities and Stockholders' (Deficit)
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .             927,444              -         927,444
   Deposit received from Boston University . . . . . . . . . .           7,899,739     (7,899,739) (c)          -
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . .           4,034,040              -       4,034,040
   Preferred stock redemption liability. . . . . . . . . . . .           1,122,619              -       1,122,619
   Short-term obligation . . . . . . . . . . . . . . . . . . .             800,000              -         800,000
                                                                         _________      _________       _________
                         Total current liabilities. . . . .             14,783,842     (7,899,739)      6,884,103
                                                                        __________      _________       _________
Non-current liabilities:
   Lilly contract obligation . . . . . . . . . . . . . . . . .           1,200,000              -       1,200,000
   Long-term obligation. . . . . . . . . . . . . . . . . . . .           1,450,000              -       1,450,000
   Canadian affiliate put option liability . . . . . . . . . .           2,400,000              -       2,400,000
                                                                         _________      __________      _________
                        Total non-current liabilities. . .               5,050,000              -       5,050,000
                                                                         _________      __________      _________
Commitments and contingencies
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares authorized
  Convertible preferred stock, Series A, $.01 par value; issued and outstanding 1,500 shares at June 30, 1997, $151,406
  liquidation preference. . . . . . . . . . . .                            508,059              -          508,059
  Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at June 30, 1997, $23,800,000
  liquidation preference. . . . . . . . . .                             23,800,000              -       23,800,000
  Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at June 30, 1997, $5,300,000
  liquidation preference . . . . . . . . . . . . . . . .                 5,300,000              -       5,300,000
  Common stock, $.01 par value; 70,000,000 shares authorized;
  issued 20,034,050 shares at June 30, 1997 . . . . . . . . . .            200,340              -          200,340
Additional paid in capital . . . . . . . . . . . . . . . . . .         154,154,807     (3,035,736) (d) 157,190,543
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .        (195,520,664)             -     (195,520,664)
                                                                       ___________      _________      ___________
                                                                       (11,557,458)     3,035,736       (8,521,722)
Less-treasury stock (777 shares at cost at June 30, 1997). . .             ( 2,331)             -           (2,331)
                                                                        __________      _________        __________
                 Total stockholders' (deficit)  . .                    (11,559,789)     3,035,736       (8,524,053)
                                                                        __________      _________        __________
                 Total liabilities and stockholders' (deficit).       $  8,274,053  $  (4,864,003)  $     3,410,050
                                                                       ============    ============    =============



                         SERAGEN, INC.
               UNAUDITED PRO FORMA BALANCE SHEET
                      AS OF JUNE 30, 1997

   The following pro forma adjustments are required to reflect the sale of the majority of the Company's property and equipment, the assignment of certain capital and operating leases to Boston University and the Company's Service Agreement with Boston University as discussed in Note 8. The net book value and estimated disposition costs are based on the estimated fair value, as determined by the management of the Company. Such allocation will be revised to reflect changes in assets through the date of closing and the determination of actual disposition costs.

Notes to Pro Forma Balance Sheet

(a)  Reflects (i) $500,000 due to the Company from Boston
     University for the remaining purchase price and
     (ii) the net amount due to Boston University of $1,215,160.      $715,160

(b)  Reflects a reduction in property and equipment for the net
     book value of assets sold.                                     $4,148,843

(c)  Reflects the Boston University deposits of $4.5 million for the purchase price and the $3,399,739 for the operating costs
     as non-refundable payments upon closing.                       $7,899,739

(d)  Reflects (i) the excess of the purchase price over the net book value of the assets sold of $851,157 and (ii) the
     difference between the amount reimbursable from Boston
     University and the amounts due to Boston University under
     the Service Agreement of $2,184,579.                           $3,035,736

                                         SERAGEN, INC.
                          UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                            FOR THE SIX MONTHS ENDED JUNE 30, 1997



                                                           Historical    Adjustments        Pro Forma
                                                          __________     ___________      ___________
Revenue:
 Contract revenue and license fees . . . .              $  2,159,447              -      $  2,159,447

Operating expenses:
 Cost of contract revenue and license fees. . .            2,129,856                        2,129,856
 Research and development. . . . . . .                     5,800,166     (4,662,280) (a)    1,137,886
 Contract R&D with affiliate . . . . . . . . . . . .                      2,737,979  (b)    2,737,979
 General and administrative. . . . . . .                   2,600,579       (957,353) (a)    1,643,226
                                                           _________      __________        _________
                                                          10,530,601     (2,881,654)        7,648,947
                                                          _________       _________         _________
     Loss from operations. . . . . . . . . . . . . .      (8,371,154)     2,881,654        (5,489,500)

Loss incurred in connection
with Canadian affiliate. . . . . . . . . . . . . . . .             -              -                 -
Interest income. . . . . . . . . . . . . . . . . . . .        29,464              -            29,464
Interest expense . . . . . . . . . . . . . . . . . . .       172,366             -         (172,366)
                                                          __________      __________        __________

     Net loss before extraordinary item. . . . . . . .    (8,514,056)     2,881,654        (5,632,402)
                                                         ___________      ________          _________

Extraordinary income. . . . . . . . . . . . . . . . .     (2,050,000)             -        (2,050,000)
                                                           __________     _________         __________

     Net loss. . . . . . . . . . . . . . . . . . . .      (6,464,056)     2,881,654        (3,582,402)
                                                           ==========     =========         ==========

Preferred stock dividends. . . . . . . . . . . . . .       1,801,797              -         1,801,797
                                                         ___________     ___________       ___________

Net loss applicable to common stockholders             $  (8,265,853)  $  2,881,654     $  (5,384,199)
                                                          ===========    ===========       ============

Net loss per common share. . . . . . . . . . . . . . . $        0.44   $          -     $        0.27
                                                          ===========    ===========       ============

Weighted average common shares used
in computing net loss per share. . . . . . . . . . .      18,885,360              -        18,885,360
                                                         ============    ===========       =============


Historically, research and development and general and administrative expenses have included the costs of the manufacturing and clinical operations facility which will be acquired by Boston University. The historical costs incurred by the Company included both the cost of the research and development required by the Company's ongoing research and development programs as well as the cost of excess operating capacity which Boston University will utilize to enter into contract research arrangements with third parties. The following pro forma adjustments reflect the sale of the manufacturing and clinical operations to Boston University as if it had occurred in the beginning of the period. The adjustments include the historical cost of the specific employees to be transferred to Boston University or terminated upon the closing of the sale and their related benefits cost, the historical cost of the facility leases assumed by Boston University and the other costs specific to the manufacturing and clinical operations sold to Boston University. The pro forma adjustments will be revised to reflect changes in assets through the date of closing and the determination of actual disposition costs.

                            SERAGEN, INC.
             UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997



Notes to Pro Forma Statement of Operations

(a) Reflects the historical cost of the manufacturing and
    clinical operations facilities acquired by Boston University.
    Includes the historical cost of the specific employees to
    be transferred to Boston University upon closing, the historical cost of facility operating costs for the facility leases assumed by Boston University and other costs specific to the
    manufacturing and clinical operations to be acquired by Boston
    University.                                                     $5,619,633

(b) Reflects the contracted cost for the six months ended
    June 30, 1997 of research and development activities to
    be received under the Service Agreement with Boston
    University.                                                     $2,737,979

                            SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDTION AND RESULTS OF OPERATIONS




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

  In February 1997, the Company entered into an Asset Purchase Agreement to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5.0 million and in connection therewith entered into a Service Agreement with Boston University pursuant to which Boston University will provide the Company with certain services related to product research, development, manufacturing, clinical trials, quality control and quality assurance. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources."

  On April 7, 1997, the Company entered into the Amendment to its Sales and Distribution Agreement and Development Agreement with Lilly pursuant to which Lilly had the development and marketing rights to the Company's lead molecule IL-2 Fusion Protein for all cancer and certain non-cancer indications. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources."

  On June 1, 1997, the Company entered into the Amendment to its License Agreement with Ajinomoto pursuant to which Ajinomoto granted the Company worldwide rights to certain IL-2 gene patents owned by the Japanese Foundation for Cancer Research and Ajinomoto for potential use in the development of the Company's lead product, IL-2 Fusion Protein. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources."

  On July 31, 1997, the Company entered into an evaluation license and option agreement with USSC granting USSC an option on worldwide rights to the Company's EGF Fusion Protein for restenosis in cardiovascular applications. USSC has acquired the option in exchange for an initial payment to the Company of $5.0 million. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources."

 Results of Operations

  Three Months Ended June 30, 1997 and 1996. The Company's net loss for the three-month period ended June 30, 1997 was $3.7 million compared to $2.7 million for the period ended June 30, 1996. The increase in the net loss during the second three months of 1997 was primarily due to a $5.0 million reduction in revenue in 1997 and an increase of $1.1 million in preferred stock dividends in 1997. These increases to the net loss were partially offset by a decrease in 1997 in operating expenses of $1.8 million, a reduction in the loss incurred in connection with the Company's Canadian affiliate of $472,000 in 1997, a decrease of $818,000 in 1997 of interest expense and an extraordinary gain of $2.1 million reflecting the restructuring of the Ajinomoto agreement in June 1997.

  The Company's revenues for the three months ended June 30, 1997 and 1996 were $1.2 million and $6.2 million, respectively. Excluding the 1996 recognition of a $5.0 million non-refundable payment associated with a 1996 amendment to the Sales and Distribution Agreement between the Company and Lilly, revenue was substantially unchanged and consisted primarily of contract revenue from Lilly for certain development costs of IL-2 Fusion Proteinfor CTCL.

                             SERAGEN, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Total operating expenses for the three months ended June 30, 1997 decreased by $1.8 million to $5.9 million in 1997 from $7.7 million in 1996. The cost of contract revenue was substantially unchanged for the three-month period ended June 30, 1997 as compared to the same period in 1996. Research and development expenses remained constant at $3.3 million in the three months ended June 30, 1997 in comparison to the three months ended June 30, 1996, however, there was an $800,000 increase in 1997 associated with the issuance of 1.0 million shares of Common Stock to Lilly in 1997. This increase was partially offset by $800,000 as a result of a reduction in the workforce and related expenses. General and administrative expenses decreased by $1.8 million to $1.4 million in the second three months of 1997 as compared to $3.2 million in the second three months of 1996. This decrease in 1997 was primarily due to the one-time charge in 1996 of $2.1 million for commission expense associated with a 1996 amendment to the Sales and Distribution Agreement between the Company and Lilly. This decrease was partially offset by an increase in legal fees.

  The loss incurred in connection with the Company's Canadian affiliate decreased by $472,000 in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The Company believes the current maximum obligation to the Canadian affiliate is $2.4 million, which was accrued as of December 31, 1996. Interest income decreased in the second quarter of 1997 as compared to the second quarter of 1996 reflecting lower cash balances. Interest expense decreased by $818,000 in the second quarter of 1997 as compared to the second quarter of 1996 due to the elimination of the lines of credit in exchange for Series B Preferred Stock which occurred in July 1996. The extraordinary income of $2.1 million in 1997 reflects the gain recorded in connection with the reduction in the amount payable to Ajinomoto as a result of the restructuring of the Ajinomoto license agreement.

  Preferred stock dividends and accretion increased by $1.1 million in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase in 1997 is due to the accrual of dividends on the issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in May 1996, July 1996 and September 1996, respectively. In addition, in the three months ended June 30, 1997, the Company recorded $356,653 representing the conversion discount on the Series A Preferred Stock conversions.

  Six Months Ended June 30, 1997 and 1996. The Company's net loss for the six-month period ended June 30, 1997 was $8.3 million compared to $9.5 million for the period ended June 30, 1996. The decrease in the net loss during the six months ended June 30, 1997 was primarily due to a reduction in operating expenses of $3.5 million, a reduction in the loss incurred in connection with the Company's Canadian affiliate of $1.6 million, a decrease of $1.4 million in interest expense and an extraordinary gain of $2.1 million reflecting the restructuring of the Ajinomoto license agreement. These decreases were partially offset by a $5.5 million reduction in revenue and an increase in preferred stock dividends of $1.8 million.

  The Company's revenues for the six months ended June 30, 1997 and 1996 were $2.2 million and $7.7 million, respectively. Excluding the 1996 recognition of a $5.0 million non-refundable payment associated with a 1996 amendment to the Sales and Distribution Agreement between the Company and Lilly, revenue consisted primarily of contract revenue from Lilly for certain development costs of IL-2 Fusion Protein for CTCL. Contract revenue from Lilly decreased in the six months ended June 30, 1997 by $500,000 primarily due to the completion of certain clinical data management milestones in 1996 and the winding down of patient enrollment in 1997 for a Phase III clinical trial for IL-2 Fusion Protein for CTCL.

  Total operating expenses for the six months ended June 30, 1997 decreased by $3.5 million to $10.5 million in 1997 from $14.0 million in 1996. This decrease of $3.5 million was primarily due to a one-time charge in 1996 of $2.1 million for commission expense associated with a 1996 amendment to the Sales and Distribution Agreement between the Company and Lilly and partially due to actions taken as a result of management's decision in December 1996 to
 reduce operating expenses and streamline the Company's organization.   The
 cost of contract revenue was $2.1 million in the six months ended June 30, 1997 as compared to $2.6 million in the six months ended June 30, 1996, a decrease of $500,000, reflecting the completion of certain clinical data

                                 SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 management milestones in 1996 and the winding down of patient enrollment in 1997 for a Phase III clinical trial for IL-2 Fusion Protein for CTCL. Research and development expenses decreased by $1.1 million to $5.8 million in the six months ended June 30, 1997 from $6.9 million for the six months ended June 30, 1996. This decrease was primarily the result of a reduction in the workforce and related expenses of approximately $1.9 million. This decrease was partially offset by an $800,000 charge associated with the issuance of 1.0 million shares of common stock to Lilly in 1997 in conjunction with the Amendment. General and administrative expenses decreased by $2.0 million to $2.6 million in the six months ended June 30, 1997 as compared to $4.6 million in the six months ended June 30, 1996. This decrease in 1997 was primarily due to the one-time charge in 1996 of $2.1 million for commission expense associated with a 1996 amendment to the Sales and Distribution Agreement between the Company and Lilly and partially due to the reduction in workforce mentioned above. This decrease was partially offset by an increase in legal fees.

  The loss incurred in connection with the Company's Canadian affiliate decreased by $1.6 million in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The Company believes the current maximum obligation to the Canadian affiliate is $2.4 million, which was accrued as of December 31, 1996. Interest income was substantially unchanged in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Interest expense decreased by $1.4 million to $172,000 in the six months ended June 30, 1997 from $1.6 million in the six months ended June 30, 1996 due to the elimination of the lines of credit in exchange for Series B Preferred Stock which occurred in July 1996. The extraordinary gain of $2.1 million in 1997 reflects the gain recorded in connection with the reduction in the amount payable to Ajinomoto as a result of the restructuring of the Ajinomoto license agreement.

Preferred stock dividends and accretion increased by $1.8 million in the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase in 1997 is due to the accrual of dividends on the issuances of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in May 1996, July 1996 and September 1996, respectively. In addition, in the six months ended June 30, 1997, the Company recorded $356,653 representing the conversion discount on the Series A Preferred Stock conversions.

Liquidity and Capital Resources

     As of June 30, 1997, the Company had approximately $2.1 million in cash and cash equivalents, which was comprised of the remainder of the deposit made by Boston University with respect to the operating facility's operating costs of $3.4 million in connection with the sale of the Company's manufacturing and clinical operations to Boston University. Subsequent to June 30, 1997, the Company received $5.0 million from UCSC pursuant to the License Agreement.

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

     As of February 14, 1997, the Company entered into the Asset Purchase Agreement to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5.0 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company is permitted to use the purchase price and operating costs deposits to fund its current operations although, as of June 30, 1997, such deposit was recorded as a liability. The net book value of the assets to be sold to Boston University was $4.2 million as of June 30, 1997. These assets represent substantially all of the Company's property and

                                 SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

equipment and consist primarily of leasehold improvements to the Company's manufacturing facility, laboratory facilities and laboratory equipment.


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

     At the closing, most of the Company's employees involved in the manufacturing and clinical operations will become employees of Boston University. Both the purchase price and the operating costs deposits are subject to refund to Boston University in the event that conditions for closing are not met. Upon the closing of this transaction, the Company will account for the gain and the sale of the operating facility and the excess of the reimbursed operating costs over the amount due to Boston University, pursuant to the Service Agreement dated as of February 14, 1997 for the period from February 14, 1997, until the closing of the transaction, as a contribution of capital. As of June 30, 1997, the net amount due to Boston University from the Company in respect of the operating facility's operating expenses for the period from February 14, 1997 to June 30, 1997 was approximately $1,215,160.

     On April 7, 1997, the Company entered into the Amendment to its Sales and Distribution Agreement and Development Agreement with Lilly pursuant to which Lilly had originally obtained the development and marketing rights to the Company's lead molecule IL-2 Fusion Protein for all cancer and certain non-cancer indications. Under the terms of the Amendment, subject to certain limitations, Lilly relinquished all other development and marketing rights to IL-2 Fusion Protein for non-cancer indications, as well as rights to other molecules. In addition, Lilly agreed to pay to Ajinomoto on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 million obligation to Ajinomoto under the Company's restructured agreement with Ajinomoto. Pursuant to the Amendment, Lilly is permitted to credit $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the next $1.5 million milestone payment that falls due from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly upon the submission by the Company of a BLA for CTCL to the FDA. Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Among the relevant milestones and requirements referenced in the preceding sentence are the Company's obtaining commitments for $5.0 million of new investment capital by July 1, 1997, and closing on the same by August 1, 1997, and the Company obtaining $15.0 million of new investment capital by October 1, 1997. On July 31, 1997, the Company reported that it had obtained $5.0 million through a license agreement with USSC.

     In exchange, the Company issued to Lilly in a private placement, 1.0 million shares of its common stock. In the quarter ended June 30, 1997, the

                                 SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company has valued the 1.0 million shares of common stock issued to Lilly at $800,000 based on the April 7, 1997 Nasdaq closing price of $1.00, less 20% (because the shares are not registered), and has recorded it as research and development expense.

     On June 1, 1997, the Company restructured its License Agreement with Ajinomoto pursuant to which Ajinomoto had granted the Company worldwide rights to certain IL-2 gene patents owned by the Japanese Foundation for Cancer Research and Ajinomoto for potential use in the development of the Company's lead product, IL-2 Fusion Protein. Prior to the restructuring, the Company was obligated to pay Ajinomoto a license fee of $4.3 million payable upon the occurrence of certain specified events, but no later than March 31, 1997 (previously extended by agreement of Ajinomoto to May 31, 1997); and royalties ranging from 2% to 4% on sales of the licensed product by the Company or its sublicensees, but with minimum royalties of $100,000 for the third year of the agreement, $200,000 for the fourth year of the agreement, and $300,000 for the fifth and following years of the agreement. In addition, prior to the restructuring, the rights granted by Ajinomoto to the Company pursuant to the License Agreement were exclusive. Under the terms of the restructuring, the future license fees payable by the Company to Ajinomoto were reduced to the following amounts: a $2.25 million fee payable in the amount of $800,000 by June 30, 1998, or approval by the FDA of a BLA filed by the Company for the licensed product, whichever comes first, in the amount of $800,000 by June 30, 1999, and in the amount of $650,000 by March 31, 2000; and a reduced royalty of 1% on end user net sales of the licensed product by the Company or its sublicenses. The Company amended its agreements with Lilly whereby Lilly will pay license fees to Ajinomoto on behalf of the Company, subject to certain limitations. The restructuring provides that the license granted by Ajinomoto to the Company will be non-exclusive. Accordingly, in the quarter ended June 30, 1997, the Company reduced its obligation to Ajinomoto from $4.3 million to $2.25 million and recorded extraordinary income of $2,050,000 for the reduction of this liability.

     On July 31, 1997, the Company entered into the License Agreement with UCSC granting UCSC an option on worldwide rights to Seragen's EGF Fusion Protein for restenosis in cardiovascular applications. UCSC has acquired this option in exchange for an initial payment to Seragen of $5.0 million. Under the terms of the option, UCSC is entitled to acquire an exclusive license to the technology, at any time during a 15-month evaluation period, upon the payment to Seragen of an additional $5.0 million. In addition, the Company is issuing to UCSC a warrant for the purchase of 500,000 shares of Seragen Common Stock at a purchase price of $.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company will value this warrant and record it as a charge to general and administrative expense in the quarter ending September 30, 1997. UCSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If the option is exercised, milestone payments to Seragen by UCSC could amount to $22.5 million in addition to royalties on commercial sales by UCSC. In the event UCSC chooses not to exercise the option, the License Agreement terminates; and in exchange, UCSC will receive $5.0 million in Seragen Common Stock valued at the average of the closing prices of Seragen common stock (i) for the ten trading days preceding the date of the License Agreement or (ii) for the ten trading days preceding the date on which UCSC chooses not to exercise the option, whichever is lower.

     On May 29, 1996, the Company issued 4,000 shares of Series A Preferred Stock ("Series A Shares"), to investors outside the United States in reliance on Regulation S of the Securities Act, for gross proceeds of $4 million (approximately $3.8 million net of offering fees). Each Series A Share is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five-day period prior to the conversion date, up to a maximum of 3,321,563 shares of Common Stock. Any share the investor is unable to convert due to this limitation may be exchanged for $1,150 per share in cash. The holders of the Series A Shares also are entitled to receive cumulative dividends at an 8% annual rate upon conversion, payable in shares of Common Stock. Any Series A Shares remaining outstanding on November 29, 1997, will be automatically converted into shares of Common Stock. As of August 11, 1997, 2,571 Series A Shares had been converted into 2,573,205 shares of Common Stock. If the holders of the Series A Shares convert an additional 184 shares into Common Stock, the Company will be obligated to exchange any remaining Series A Shares for $1,150 per share in cash, which is currently estimated at approximately $1.4 million. There can be no assurance that the Company will have sufficient funds to pay these amounts to the holders of the Series A Shares.

                                 SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company has not paid the cash dividends due December 31, 1996, March 31, 1997, or June 30, 1997 on its Series B Shares, nor has the Company made the royalty payments due to STI on January 1, 1997, April 1, 1997, and July 1, 1997. Correspondingly, STI has not paid the dividends due January 1, 1997, April 1, 1997, and July 1, 1997 on its Class B Shares. The Company does not expect STI to make the dividend payments due on the Series B Shares October 1, 1997, and January 1, 1998. As a result the holders of the Class B Shares have the right under an escrow agreement to seek delivery to them of a collateral assignment of the Company's Patents although they have not yet taken steps to exercise this right to foreclose on the Patents. The holders have agreed in principle to forbear until March 1, 1998 from exercising their right to foreclose on the Patents.

     The Company anticipates that existing cash and cash equivalents, the reimbursement of clinical costs for the development of IL-2 Fusion Protein for cancer therapy from Lilly, the reimbursement of operating costs by Boston University and the $5.0 million received by UCSC for a license option will be sufficient to fund the Company's working capital requirements through approximately December 1997. In addition, the Company must complete the sale of its manufacturing and clinical operation facilities to Boston University or the $4.5 million deposit and the $3.4 million operating expenses that have been paid as of June 30, 1997, on such facility will be subject to refund to Boston University (See Note 8 in the "Notes to the Financial Statements" regarding significant future obligations). The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1996 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This may adversely affect the Company's ability to raise additional capital. See Note A in the Annual Report on Form 10-K for the year ended December 31, 1996 in the "Notes to the Financial Statements." The Company's ability to finance its operations is dependent upon its ability to raise additional capital through debt or equity financings, possible additional payments under the strategic alliance with Lilly, or such other sources of financing, including strategic partnerships, as may be available.

     At December 31, 1996, the Company's net tangible assets (total assets minus liabilities and goodwill) was a deficit of approximately ($4.8 million) and at June 30, 1997, the Company's net tangible assets was a deficit of ($11.6 million). On May 13, 1997, the Company received a letter for the National Association of Securities Dealers, Inc. (the "NASD") advising it that because the Company is not in compliance with the minimum net tangible assets level of $4.0 million, the Company's Common Stock will be delisted from trading on the Nasdaq National Market. The Company appealed this decision and submitted to the NASD a plan for the restoration of its net tangible assets to the minimum level. On July 14, 1997, the appeal panel granted the Company a temporary exception to the minimum net tangible assets requirement. In order to qualify for continued listing on the Nasdaq National Market, the Company was required to make a public filing with the SEC and with Nasdaq reporting receipt of $5.0 million from UCSC pursuant to a license and option agreement. The Company reported this transaction on July 31, 1997. The Company also is required to make a public filing with the SEC and Nasdaq on or before August 31, 1997, to report shareholder approval of the sale of the operating facility to Boston University and to report an agreement for financing in an amount at least equal to $15.0 million. On or before September 30, 1997, the Company must make public filings with the SEC and with Nasdaq to report closing of the $15.0 million financing and to report a minimum of $14.0 million in net tangible assets on a pro forma basis. The Company also must be in compliance with all other criteria for continued listing on the Nasdaq National Market. If the Company fails to comply with any of the terms of the exception granted by the appeal panel, the Company's Common Stock will be delisted from the Nasdaq National Market immediately.

     There is no assurance that the Company will be able to satisfy the conditions imposed by the NASD for continued listing on the Nasdaq National Market or that, if it fails to satisfy any of these conditions, that the NASD will grant the Company a further waiver or extension. In the event that the Company is delisted from the Nasdaq National Market, the Company intends to re-apply for listing on the Nasdaq National Market or the Nasdaq Small Cap Market as soon as possible after the Company is able to satisfy the listing requirements.

     The delisting of the Common Stock from the Nasdaq National Market could have a material adverse effect on the Company's ability to raise additional equity capital. In addition, the delisting for the Common Stock from the

                                 SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nasdaq National Market would entitle the investors in Seragen Biopharmaceuticals Ltd. ("SBL"), a company 49% owned by the Company, to exercise certain rights that they hold to require the Company to purchase their shares in SBL for cash. There is no assurance that the Company would have sufficient cash to purchase the investors' shares in SBL for cash in the event that its Common Stock is delisted.

     The Company is exploring a possible equity offering, although the terms of such offering have not been finalized. There can be no assurance that the Company will be successful in an equity offering or that the amount raised will be sufficient to fund the Company's operating expenses until other sources of funds can be secured. Management of the Company believes that to be able to complete a new equity financing successfully, the holders of the Company's Series A, Series B and Series C preferred stock will be required to convert such securities in connection with the offering. Management is in discussions with such holders, but there is no assurance that such agreements can be reached on terms satisfactory to the Company. Such an offering is likely to result in a significant dilution to holders of common shares.

     The Company is seeking to obtain additional funds through collaborative or other arrangements with corporate partners and others. There can be no assurance that the Company will be successful in securing collaborative or other arrangements with corporate partners or others on acceptable terms, if at all. If the Company does not consummate an equity financing or additional collaborative or other arrangements with corporate partners, then the Company's current cash position may not be sufficient to meet its financial obligations or to fund operations at the current level beyond December 1997. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate some or all of its clinical trials, manufacturing or development activities or certain other aspects of its business and may be required to cease operations. The Company also is exploring other alternatives that could result in a merger or sale of the Company.

Safe Harbor Information

     Some of the statements contained in this document are forward-looking, including statements relating directly or by implication to the Company's products, operations, strategic partnerships, and ability to fund its operations. These statements are based on current expectations and involve a number of uncertainties and risks, including (but not limited to) the Company's ability to proceed with successful development, testing, and licensing of its products and the Company's ability to enter into additional strategic partnerships and other collaborative arrangements or to raise additional capital on satisfactory terms, or to complete a merger or sale of the Company. For further information, refer to the "Business Outlook" section in the Company's Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

                                  PART II
                            OTHER INFORMATION

Item 2.  Changes in Securities

        On April 7, 1997, the Company issued 1,000,000 shares of Common Stock to Lilly. No cash consideration was received by the Company. The shares were delivered in consideration for Lilly amending its prior agreements with the Company and relinquishing certain rights to the Company. These securities were issued pursuant to an exemption from registration under the Securities Act of 1933 ("Securities Act") in reliance on the exemption provided in Section 4(2) of the Securities Act.

        On July 31, 1997, in connection with the Company's license agreement with UCSC, the Company issued to UCSC a warrant for the purchase of 500,000 shares of Common Stock at a purchase price of $.5626 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. UCSC paid no separate cash consideration for the warrant. The warrant was issued pursuant to an exemption from registration under the Securities Act in reliance on the exemption provided in Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities

        Under the terms of the Series B Preferred Stock (the "Series B Shares"), the Company is obligated to pay quarterly dividends to the holders of the Series B Shares. The Company did not make its dividends payments due December 31, 1996, March 31, 1997 and June 30, 1997, and does not anticipate making the payment due September 30, 1997. As of June 30, 1997, the amount of dividends in arrears was approximately $1.7 million.

        In connection with the issuance of the Series B Shares, the Company transferred all of its existing and future United States patents and patent applications (the "Patents") to Seragen Technology, Inc. ("STI") in exchange for 214,200 shares of STI Class A Common Stock and 23,800 shares of STI Class B Common Stock. STI provided the Company with an irrevocable worldwide exclusive license (the "Irrevocable License Agreement") with respect to the Patents. Under the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Company delivered the 23,800 shares of STI Class B Common Stock pro rata to the holders of the Series B Shares. STI's Class B Common Stock provides for cumulative dividends payable in the same amount as any royalties payable by the Company under the Irrevocable License Agreement. STI also executed a collateral assignment of the Patents in favor of the holders of the Series B Shares. Pursuant to an escrow arrangement, the collateral assignment of the Patents is required to be delivered to the holders of the Series B Shares in the event that, after notice, STI fails for 60 days to pay any dividend due in respect of its Class B Common Stock. The Company did not make its royalty payments due January 1, 1997, April 1, 1997, or July 1, 1997, and does not anticipate making the payments due October 1, 1997 and January 1, 1998. STI did not pay Class B Common Stock dividends due January 1, 1997, April 1, or July 1, 1997, and does not anticipate making the payments due October 1, 1997 and January 1, 1998. To the Company's knowledge, the holders of the Series B Shares have not provided notice of the STI dividend payment failure to the escrow agent. The holders have agreed in principle to forebear until March 1, 1998 from exercising their right to foreclose on the Patents. In the event that STI redeems its Class B Common Stock, the escrow agent is required to deliver a reassignment of the Patents, executed by the holders of the STI Class B Common Stock, to the Company.

Item 6. Exhibits, financial statements schedules and reports on Form 8-K

        (a)  Exhibit Index

                              PART II
                          THER INFORMATION


         Exhibit 10.80 - Amendment No. 4 to the Consulting Agreement executed May 28, 1997, by and between the Registrant and John R. Murphy, Ph.D. (filed herewith)

         Exhibit 10.81- Second Amendment to Employment Agreement, dated April 30, 1997, by and between the Registrant and Mr. Reed R. Prior (filed herewith)

         Exhibit 10.82 - Second Amendment to Employment Agreement, dated May 30, 1997, by and between the Registrant and Jean C. Nichols, Ph.D. (filed herewith)

         Exhibit 10.83 - Amendment No. 1 to Asset Purchase Agreement dated May 16, 1997, by and between the Registrant and Boston University (filed herewith)

         Exhibit 10.84 - Amendment to Sales and Distribution Agreement and Development Agreement, dated April 7, 1997, by and between the Registrant and Eli Lilly and Company (previously filed)

         Exhibit 10.85 - Stock Purchase Agreement, dated April 7, 1997, by and between the Registrant and Eli Lilly and Company (previously filed)

         Exhibit 10.86 - License Agreement, dated December 13, 1994, by and between the Registrant and Ajinomoto Co., Inc. (previously filed)

         Exhibit 10.87 - Amendment to License Agreement, dated June 1, 1997, by and between the Registrant and Ajimomoto Co., Inc. (previously filed)

         Exhibit 10.88 - Evaluation License and Option Agreement, dated as of July 31, 1997, by and between the Registrant and U.S. Surgical Corporation (previously filed)

         Exhibit 10.89 - Stock Purchase Warrant Agreement, dated July 31, 1997, by and between the Registrant and U.S. Surgical Corporation (previously filed)

  (b)  Reports on Form 8-K

       A Current Report on Form 8-K/A for April 7, 1997 event, relating to Company's announcement that it had amended its prior agreements with Eli Lilly and Company.

       A Current Report on Form 8-K for June 10, 1997 event, relating to the Company's announcement that it had amended its prior agreement with Ajinomoto Co., Inc.

       A Current Report on Form 8-K for July 31, 1997 event, relating to the Company's announcement that it had granted a license option to United States Surgical Corporation.

       A Current Report on Form 8-K/A for July 31, 1997 event, relating to the Company's inclusion of an Evaluation and License Agreement and Stock
      Purchase Warrant with United States Surgical Corporation

                             SERAGEN, INC.
                              SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Seragen, Inc.



Date: August 11, 1997                           By:____________________
                                                   Reed R. Prior
                                                   Chairman of the Board
                                                   and Chief Executive Officer



Date: August 11, 1997                           By:______________________
                                                   Jean C. Nichols, Ph.D.
                                                   President, Chief Technology
                                                   Officer And Director
                                                   (Principal Financial and
                                                   Accounting Officer)

PAGE

                           SERAGEN, INC.
                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Seragen, Inc.



Date: August 11, 1997                  By: /s/ Reed R. Prior
                                           Reed R. Prior
                                           Chairman of the Board
                                           and Chief Executive Officer



Date: August 11, 1997                  By: /s/ Jean C. Nichols, Ph.D.
                                           Jean C. Nichols, Ph.D.
                                           President, Chief Technology
                                           Officer and Director
                                           (Principal Financial and
                                           Accounting Officer)

                           SERAGEN, INC.
                           EXHIBIT INDEX


Exhibit
Number                       Description                                 Page


(10.80)     Amendment No. 4 to the Consulting Agreement,
            executed May 28, 1997, by and between the
            Registrant and John R. Murphy, Ph.D. (filed herewith)          24


(10.81)     Second Amendment to Employment Agreement , dated April
            30, 1997, by and between the Registrant and Reed R. Prior
            (filed herewith)                                               25

(10.82)     Second Amendment to Employment Agreement, dated May
            30, 1997, by and between the Registrant and Jean C.
            Nichols, Ph.D.  (filed herewith)                                27

(10.83)     Amendment No. 1 to Asset Purchase Agreement, dated
            May 16, 1997, by and between the Registrant and Boston
            University (filed herewith)                                    30


(10.84)    Amendment to Sales and Distribution Agreement and
           Development Agreement, dated April 7, 1997, by and between the Registrant and Eli Lilly and Company
           (previously filed)

(10.85) Stock Purchase Agreement, dated April 7, 1997, by and between the Registrant and Eli Lilly and Company
           (previously filed)

(10.86) License Agreement, dated December 13, 1994, by and between the Registrant and Ajinomoto Co., Inc.
           (previously filed)

(10.87) Amendment to License Agreement, dated June1, 1997, by and between the Registrant and Ajimomoto Co., Inc.
           (previously filed)

(10.88)    Evaluation License and Option Agreement, dated as of
           July 31, 1997, by and between the Registrant and U.S.
           Surgical Corporation (previously filed)

(10.89)    Stock Purchase Warrant Agreement, dated July 31, 1997,
            by and between the Registrant and U.S. Surgical Corporation (previously filed)