Form 10-Q/A
period 1996-06-30
SERAGEN INC
filed 1997-10-31
CIK 833299

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q/A#1


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended   June 30, 1996              Commission file number  0-19855
     ----------------                                   ---------


                                SERAGEN, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                               04-2662345
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S Employer
incorporation or organization)                             Identification No.)


  97 South Street, Hopkinton, MA                                     01748
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

Item 1 - Financial Statements

Balance Sheets -
  December 31, 1995, June 30, 1996 and
  Pro Forma June 30,1996 (As Restated)................................  3

  Statements of Operations
  Three and Six Months Ended June 30, 1995 and 1996 (As Restated).....  4

  Statements of Cash Flows
  Six Months Ended June 30, 1995 and 1996 (As Restated)...............  5

  Notes to Financial Statements.......................................  6

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of
Operations............................................................ 10

PART II - OTHER INFORMATION
- ---------------------------

Item 1 -  Legal Proceedings (None)

Item 3 -  Defaults upon Senior Securities (None)

Item 5 -  Other Information (None)

Item 6 -  Exhibits . . . . . . . . . . . .............................  14

Signatures ...........................................................  15

                                                           SERAGEN,INC.

                                                          BALANCE SHEETS
                                                           (UNAUDITED)

                                   ASSETS                                                                        (PROFORMA)
                                                                              DECEMBER 31,      JUNE 30,          JUNE 30,
                                                                                  1995            1996              1996
                                                                              ___________       _______           ________

                                                                                              (As Restated)     (As Restated)
Current assets:
  Cash and cash equivalents ..............................................   $     435,460    $   4,889,252    $   4,889,252
  Restricted cash ........................................................         435,318          435,318          435,318
  Contract receivable ....................................................         686,055          910,214          910,214
  Unbilled contract receivable ...........................................         496,147          771,634          771,634
  Prepaid expenses and other current assets ..............................         335,238          368,029          288,029
                                                                             -------------    -------------    -------------

                 Total current assets ....................................       2,388,218        7,374,447        7,294,447

Property and equipment, net ..............................................       5,198,136        5,030,974        5,030,974
Investment in affiliate ..................................................       2,599,864          957,895          957,895
Deferred commission ......................................................       2,060,000        2,060,000        2,060,000
Prepaid interest .........................................................       3,528,677        3,008,053               --
Other assets .............................................................         524,613          504,779           81,592
                                                                             -------------    -------------    -------------
                 Total assets ............................................   $  16,299,508    $  18,936,148    $ 15,424,908
                                                                             =============    =============    =============
                      LIABILITIES AND STOCKHOLDERS' ( DEFICIT) EQUITY
Current liabilities:
   Accounts payable ......................................................         725,326          595,333          595,333
   Current maturities of long-term debt ..................................         248,494          175,806          175,806
   Accrued commission payable ............................................         300,000               --               --
   Accrued expenses ......................................................       2,413,284        2,539,454        2,539,454
                                                                             -------------    -------------    -------------
                 Total current liabilities ...............................       3,687,104        3,310,593        3,310,593

Non-current liabilities:
   Long-term debt, less current maturities ...............................      12,537,417       23,800,000               --
   Deferred revenue ......................................................       5,000,000        5,000,000        5,000,000
   Long-term obligation, less unamortized discount........................       3,440,482        3,784,290        3,784,290
   Affiliate guarantee ...................................................       2,076,000        2,076,000        2,076,000
                                                                             -------------    -------------    -------------
                 Total non-current liabilities ...........................      23,053,899       34,660,290        10,860,290
Stockholders'(deficit) equity:
   Preferred stock; $.01 par value; 5,000,000 shares authorized
    Convertible preferred stock, Series A, $.01 par value; issued and outstanding 4,000 shares at June 30, 1996 and Pro Forma
       June 30, 1996, respectively .......................................              --        3,786,667        3,786,667
    Convertible preferred stock, Series B, $.01 par value; issued
       and outstanding 23,800 shares at June 30, 1996 (Pro Forma) ...........           --               --       23,800,000
   Common stock, $.01 par value; 30,000,000 shares authorized;
      issued 16,521,212 shares at December 31, 1995, 16,626,737
      shares at June 30, 1996 and Pro Forma June 30, 1996, respectively .....      165,212          166,267          166,267
   Additional paid-in capital ...............................................  141,759,580      141,825,370      141,825,370
   Accumulated deficit ...................................................... (152,273,333)    (164,746,008)    (168,257,248)
                                                                             -------------    -------------    -------------
                                                                               (10,348,541)     (18,967,704)       1,321,056
                                                                             -------------    -------------    -------------
Less treasury stock (14,632 shares at cost at December 31, 1995, 17,418 shares at cost at June 30, 1996 and June 30, 1996 Pro Forma,
      respectively) .........................................................      (92,954)         (67,031)         (67,031)
                                                                             -------------    -------------    -------------
                 Total stockholders' (deficit) equity .......................  (10,441,495)     (19,034,735)       1,254,025
                                                                             -------------    -------------    -------------
                 Total liabilities and stockholders' (deficit) equity ...... $  16,299,508    $  18,936,148     $ 15,424,908
                                                                             =============    =============    =============


   The accompanying notes are an integral part of the financial statements.

                                                SERAGEN, INC.

                                           STATEMENT OF OPERATIONS
                                                (UNAUDITED)

                                               FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                    ENDED JUNE 30,
                                           ----------------------------      ----------------------------
                                              1995             1996             1995              1996
                                             _______________________            ______________________
                                                           (As Restated)                      (As Restated)

Revenue:
   Contract revenue and license fees .     $ 1,061,936      $ 1,247,250      $ 1,382,147      $ 2,746,242
                                           -----------      -----------      -----------      -----------
Operating expenses:
   Cost of contract revenue ..........       1,061,936        1,194,253        1,382,147        2,593,245
   Research and development ..........       2,938,431        3,302,357        6,843,993        6,875,331
   General and administrative ........       1,257,584        1,149,037        2,501,680        2,510,393
                                           -----------      -----------      -----------      -----------
                                             5,257,951        5,645,647       10,727,820       11,978,969
                                           -----------      -----------      -----------      -----------

                  Loss from operations      (4,196,015)      (4,398,397)      (9,345,673)      (9,232,727)


Equity in loss of affiliate ..........              --          471,561               --        1,641,969
Interest income ......................          17,586           25,454           37,233           41,109
Interest expense .....................         328,677          818,444          517,812        1,612,419
                                           -----------      -----------      -----------      -----------

                  Net loss ...........      (4,507,106)      (5,662,948)      (9,826,252)     (12,446,006)
                                           -----------      -----------      -----------      -----------

Dividends ............................              --           26,667               --           26,667
                                           -----------      -----------      -----------      -----------

        Net loss applicable to common
          stockholders ...............     $(4,507,106)     $(5,689,615)     $(9,826,252)    $(12,472,673)
                                           ===========      ===========      ===========      ===========

Net loss per common share ............     $     (0.28)     $     (0.34)     $     (0.61)    $     (0.75)
                                           ===========      ===========      ===========      ===========

Weighted average common shares used in
   computing net loss per share ......      16,265,312       16,607,713       16,244,077       16,582,940
                                           ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of the financial statements.

                                 SERAGEN, INC.

                                         STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                             FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                        ----------------------------
                                                           1995             1996
                                                        -----------     ------------
                                                                         (As Restated)
Cash flows from operating activities:
   Net loss ........................................    $(9,826,252)   $ (12,446,006)
   Adjustments to reconcile net loss
        to net cash used in operating activities:
        Depreciation and amortization ..............        473,224           463,651
        Equity in loss of affiliate ................             --         1,641,969
        Loss on disposal of property and equipment .          2,178               --
        Amortization of discount of long-term debt .        343,807           343,807
        Amortization of prepaid interest ...........        115,694           520,625
        Amortization of debt issuance costs ........         12,606            83,045
   Changes in operating assets and liabilities:
        Contract receivable ........................         56,728          (224,159)
        Unbilled contract receivable ...............        (71,880)         (275,487)
        Prepaid expenses and other current assets ..        205,829           (32,791)
        Accounts payable ...........................         35,089          (129,993)
        Accrued commission payable .................             --          (300,000)
        Accrued expenses ...........................        (52,201)          126,170
                                                          ---------        ----------
Net cash (used in) operating activities ............     (8,705,178)      (10,229,169)
                                                        -----------     ------------

Cash flows from investing activities:
   Proceeds from sales of marketable securities ....      2,034,948               --
   Purchases of property and equipment .............        (64,548)         (296,489)
   Decrease in other assets ........................          1,944               944
                                                        -----------     ------------
Net cash provided by (used in) investing activities       1,972,344          (295,545)
                                                        -----------     ------------

Cash flows from financing activities:
   Net proceeds from stock issuances ...............        111,534         3,929,642
   Purchases of treasury stock .....................        (39,000)          (76,875)
   Proceeds from issuance of long-term debt ........      3,000,000       1 1,300,000
   Repayments of long-term debt ....................        (95,115)         (110,105)
   Debt issuance costs .............................       (453,791)          (64,156)
                                                        -----------     ------------
Net cash (used in) provided by financing activities       2,523,628        14,978,506
                                                        -----------     ------------
Net (decrease) increase in cash and cash equivalents     (4,209,206)        4,453,792
Cash and cash equivalents, beginning of period .....      5,536,782           435,460
                                                        -----------     ------------
Cash and cash equivalents, end of period ...........    $ 1,327,576      $  4,889,252
                                                        ===========      ============

Supplemental disclosure of cash flows information:
   Cash payments for interest ......................    $    57,398      $    367,495
                                                        ===========      ============


   The accompanying notes are an integral part of the financial statements.

                                5


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

    The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the year ended December 31,1996. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's most recent Annual Report on Form 10-K.

    In September 1997, the Company restated its June 30, 1996 financial statements to reflect a change in the accounting treatment for the Company's Amended Sales and Distribution Agreement with Lilly on May 28, 1996. Such restatement resulted in an increase in the net loss applicable to common stockholders of $2,940,000 for the three and six months ended June 30, 1996. (See Note 6)

2. USE OF ESTIMATES

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

                                SERAGEN, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

     On August 4, 1994, under the terms of the alliance, Lilly made an initial payment to the Company of $10 million, $5 million representing payment for 787,092 shares of common stock at approximately $6.35 per share and $5 million representing an advance against Lilly's purchase of bulk product from the Company. Lilly is also required to pay the Company an additional $3 million based on the meeting of certain regulatory milestones in the development of IL-2 Fusion Protein for CTCL. No regulatory milestone payments have been achieved to date under this agreement. In addition, Lilly reimburses the Company for costs incurred in the clinical development of IL-2 Fusion Protein for cancer therapy, including costs for Phase III clinical trials. The
Company recorded approximately $588,000, $3,337,000 and $2,593,245 of contract revenue for such reimbursed development costs during the years ended December 31, 1994, 1995 and the six months ended June 30, 1996, respectively.
In connection with this agreement, the Company paid $600,000 in cash and issued 220,000 shares of common stock valued at $1,760,000 to its investment bank for services provided in connection with the Lilly agreement. In 1995, the Company charged $300,000 of such payments to additional paid in capital and recorded the additional payments as prepaid expense to be recognized upon the recognition of contract revenues and license fees from Lilly in future periods.

    On May 28, 1996, Lilly and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. Associated with the original agreement was $2,060,000 of deferred commission expense to be recognized upon the recognition of product revenue from Lilly. The amended agreement states that the $5.0 million payment is non-refundable and Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. To the extent Lilly purchases bulk product in the future, the Company is required to pay Lilly a royalty equal to 75% of the purchase price, up to $5.0 million of total royalties. The Company will recognize the $5.0 million non-refundable payment and amortize the related deferred commission upon the sale of bulk product to Lilly or at such time Lilly acknowledges it will not purchase any bulk material. The Company previously recognized the $5.0 million non-refundable payment and expensed $2.06 million of deferred commission in the quarter ended June 30, 1996. (See Note 6)

4. REGULATION S

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

                                SERAGEN, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

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


    The Company has included in this report a June 30, 1996 Pro Forma Balance Sheet to show the effect of the loan restructuring. The following pro forma adjustments were incorporated into the pro forma balance sheet: the conversion of $23.8 million of long-term debt into Series B convertible preferred stock (an $80,000 dividend relating to estimated issuance costs), and expending of

                                SERAGEN, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

$3.0 Million of prepaid interest and $400,00 of debt issuance costs associated with the outstanding loans. The valuation of 5,950,000 warrants is currently being calculated and was not included in the pro forma balance sheet.

6. Restatement of June 30, 1996 Financial Statements

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996) and (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994. (See Note 3) The following table presents the net loss, net loss applicable to common stockholders, and net loss per share as originally reported, and as restated.



                                               Three Months Ended                Six Months Ended
                                                 June 30, 1996                    June 30, 1996
                                               __________________                ________________
                                          As reported      As restated        As reported      As restated
Net loss                                 $(2,722,948)      $(5,662,948)       $(9,506,006)   $(12,446,006)

Net loss applicable to
common stockholders                       (2,749,615)       (5,689,615)        (9,532,673)    (12,472,673)

Net loss per share                            $(0.17)           $(0.34)            $(0.57)     $(0.75)

                              9


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

Restatement of June 30, 1996 Financial Statements

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994. (See Notes 3 and 6)

RESULTS OF OPERATIONS

    Three Months Ended June 30, 1996 and 1995. The Company's net loss for the three-month period ending June 30, 1996 was $5.7 million compared to $4.5 million for the same period in the prior year. The increase was primarily due to a $472,000 non-cash charge to reflect a potential obligation by the Company to the investors of Seragen Biopharmaceuticals LTD (SBL) and an increase in interest and research and development expense.

    The Company's revenues for the three months ending June 30, 1996 and 1995 were $1.2 million and $1.1 million, respectively. The $1.2 million in revenue in 1996 is associated with contract revenue from Lilly for certain development costs of IL-2 Fusion Protein for cancer therapy as compared to $1.1 million in 1995.

                                SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           -----------------------

    Total operating expenses increased $0.3 million to $5.6 million in 1996 from $5.3 million in 1995. Fees associated with the cost of contract revenue were substantially unchanged for the three-month period ending June 30, 1996 as compared to the same period in the prior year. Research and development expenses increased $400,000 to $3.3 million in the second three months of 1996 from $2.9 million for the same period of 1995. This increase was primarily due to production and facility validation fees and general support costs associated with the hiring of clinical and scientific staff earlier in the year. This increase was partially offset by a reduction in non-reimbursable research grants. General and administrative expenses decreased $200,000 to $1.1 million in the second three months of 1996 as compared to $1.3 million in the second three months of 1995. This decrease was primarily a result of a reduction in patent fees.

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


    Six Months ended June 30, 1996 and 1995. The Company's net loss for the six-month period ending June 30, 1996 was $12.4 million compared to $9.8 million for the same period in the prior year.

    The Company's revenues for the six-month period ending June 30, 1996 were $2.7 million compared to $1.4 million for the six months ending June 30, 1995. The $1.3 million increase in revenue in 1996 primarily consisted of an increase in payments from Lilly due to the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy.

    Total operating expenses increased $1.3 million to $12.0 million in 1996 from $10.7 million in 1995. Fees associated with the cost of contract revenue were $2.6 million in the six months ending June 30, 1996 compared to $1.4 million for the same period in the prior year. This increase of $1.2 million reflects the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy. Research and development expenses were substantially unchanged for the six month period ending June 30, 1996 as compared to the corresponding period in 1995. However, there were increases in the hiring of additional clinical, scientific and support staff, which were offset by reductions in external research grants and pre-clinical testing. General and administrative expenses were substantially unchanged for the six months period ending June 30, 1996 as compared to the corresponding period in 1995.

                               SERAGEN, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           -----------------------
  In the six months ending June 30, 1996, a non-cash charge of $1.6 million was recorded to reflect the potential obligation by the Company to the investors in SBL in connection with certain put rights. Interest income was substantially unchanged in 1996 as compared to 1995. Interest expense increased $1.1 million to $1.6 million in 1996 from $518,000 in 1995 as a result of the borrowings under the lines of credit which commenced in June 1995.


Restatement of June 30, 1996 Financial Statements

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996) and (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in, connection with the $5.0 million payment from Lilly in 1994. (See Notes 3 and 6) The following table presents the net loss, net loss applicable to common stockholders, and net loss per share as originally reported, and as restated.

                                               Three Months Ended                Six Months Ended
                                                 June 30, 1996                    June 30, 1996
                                               __________________                ________________
                                          As reported      As restated        As reported      As restated
Net loss                                 $(2,722,948)      $(5,662,948)       $(9,506,006)   $(12,446,006)

Net loss applicable to
common stockholders                       (2,749,615)       (5,689,615)        (9,532,673)    (12,472,673)

Net loss per share                            $(0.17)           $(0.34)            $(0.57)     $(0.75)


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

                                SERAGEN, INC.
                                   PART II
                              OTHER INFORMATION

                           -----------------------



ITEM 6. Exhibits

        (A) Exhibit Index

            Exhibit 27 - Restated Financial Data Schedule


                                    14

                                SERAGEN, INC.
                                  SIGNATURES

                           -----------------------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SERAGEN, INC.



Date: October 31, 1997                         by:  /s/ Reed R. Prior
                                               --------------------------
                                               Reed R. Prior
                                               Chairman of the Board
                                               and Chief Executive Officer

                                SERAGEN, INC.
                                EXHIBIT INDEX

                           -----------------------

 Exhibit
  Number                        Description                Page


------------------------------------------------------------------------------
 (27)      Restated Financial Data Schedule                 17