Form 10-Q/A
period 1996-09-30
SERAGEN INC
filed 1997-10-31
CIK 833299

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A#2



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










                          SERAGEN, INC.
                              INDEX




                                                                          Page



   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

        Balance Sheets -
             December 31, 1995 and September 30, 1996 (As Restated)         3

        Statements of Operations
             Three and Nine Months Ended September 30, 1995 and 1996
              (As Restated)                                                 4

        Statements of Cash Flows
             Nine Months Ended September 30, 1995 and 1996 (As
             Restated)                                                      5

        Notes to Financial Statements                                       6

   Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 10


   PART II - OTHER INFORMATION

   Item 1 -  Legal Proceedings (None)

   Item 2 -  Changes in Securities (None)

   Item 3 -  Defaults upon Senior Securities (None)

   Item 4 -  Submission of Matters to a Vote of Security Holders (None)

   Item 5 -  Other Information (None)

   Item 6 -  Exhibits                                                      16

   Signatures                                                              17


                                                   SERAGEN,INC.
                                                  BALANCE SHEETS
                                                  (UNAUDITED)
                                                     ASSETS
                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                           1995             1996
                                                                                                      (As Restated)
                                                                                       ------------    -------------

     Current assets:
       Cash and cash equivalents..............................................       $    435,460     $   6,321,560
       Restricted cash........................................................            435,318           435,318
       Contract receivable....................................................            686,055           404,796
       Unbilled contract receivable...........................................            496,147           595,631
       Prepaid expenses and other current assets..............................            335,238           207,213
                                                                                    -------------     -------------
                      Total current assets....................................          2,388,218         7,964,518

     Property and equipment, net..............................................          5,198,136         4,860,076
     Investment in affiliate..................................................          2,599,864           747,596
     Deferred commission......................................................          2,060,000         2,060,000
     Prepaid interest.........................................................          3,528,677                --
     Other assets.............................................................            524,613            80,620
                                                                                    -------------     -------------
                      Total assets............................................       $ 16,299,508      $ 15,712,810
                                                                                     =============     =============
                      LIABILITIES AND STOCKHOLDERS' ( DEFICIT) EQUITY
     Current liabilities:
       Accounts payable.......................................................            725,326           998,905
       Current maturities of long-term debt...................................            248,494           117,657
       Accrued commission payable.............................................            300,000                --
       Accrued expenses.......................................................          2,413,284         1,815,504
       Short-term obligation, less unamortized discount.......................                 --         3,956,193
                                                                                    -------------     -------------
                      Total current liabilities...............................          3,687,104         6,888,259

     Non-current liabilities:
       Long-term debt, less current maturities................................         12,537,417                --
       Deferred revenue.......................................................          5,000,000         5,000,000
       Long-term obligation, less unamortized discount........................          3,440,482                --
       Affiliate guarantee....................................................          2,076,000         2,076,000
                                                                                    -------------     -------------
                      Total non-current liabilities...........................         23,053,899         7,076,000
     Stockholders'(deficit) equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized
      Convertible preferred stock, Series A, $.01 par value; issued and outstanding 3,566 shares at September 30, 1996, $3,663,432
       liquidation preference.................................................                 --         3,663,432
      Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at September 30, 1996, $23,800,000
       liquidation preference..................................................                --        23,800,000
      Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at September 30, 1996, $5,000,000
       liquidation preference ................................................                 --         5,000,000
     Common stock, $.01 par value; 30,000,000 shares authorized; issued
      16,521,212 shares at December 31, 1995 and 16,823,557 shares at
      September 30, 1996, respectively........................................            165,212           168,235
     Additional paid-in capital...............................................        141,759,580       150,849,168
     Accumulated deficit .....................................................       (152,273,333)     (181,732,284)
                                                                                     -------------     -------------
                                                                                      (10,348,541)        1,748,551
                                                                                    -------------      -------------
     Less treasury stock 14,632 shares at cost at December 31, 1995 ..........            (92,954)               --
                                                                                    -------------      -------------
                      Total stockholders' (deficit) equity....................        (10,441,495)        1,748,551
                                                                                    -------------      -------------
                      Total liabilities and stockholders' (deficit) ..........       $ 16,299,508      $ 15,712,810
                                                                                    ==============    ==============


 The accompanying notes are an integral part of the financial statements.


                                                                   SERAGEN, INC
                                                            STATEMENTS OF OPERATIONS
                                                                    (UNAUDITED)

                                                       FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   -------------------------       --------------------------
                                                       1995            1996           1995           1996
                                                                    (As Restated)                 (As Restated)
------------    ------------   ------------    ------------
     Revenue:
       Contract revenue and license fees .......   $    721,137    $  1,613,833   $  2,103,284     $ 4,360,075
                                                   ------------    ------------   ------------    ------------
     Operating expenses:
       Cost of contract revenue and license fees        721,137         693,762      2,103,284       3,322,003
       Research and development ................      3,827,738       3,477,591     10,671,731      10,352,922
       General and administrative ..............      1,242,866         941,812      3,744,546       3,417,209
                                                   ------------    ------------   ------------    ------------
                                                      5,791,741       5,113,165     16,519,561      17,092,134
                                                   ------------    ------------   ------------    ------------

                       Loss from operations ....     (5,070,604)     (3,499,332)   (14,416,277)   (12,732,059)


     Loss incurred in connection with Canadian
        affiliate .............................             --          210,299             --       1,852,268
     Interest income ...........................         16,969          25,665         54,202          66,774
     Interest expense ..........................        591,230       3,666,103      1,109,042       5,278,522
                                                   ------------    ------------   ------------    ------------

                       Net loss ................     (5,644,865)     (7,350,069)   (15,471,117)   (19,796,075)

     Preferred stock dividends and accretion....             --       9,636,209             --       9,662,876
                                                   ------------    ------------   ------------    ------------
           Net loss applicable to common
            stockholders .......................   $ (5,644,865)   $(16,986,278)  $(15,471,117)  $(29,458,951)
                                                   =============   =============  =============   =============

     Net loss per common share .................   $      (0.34)   $      (1.02)  $      (0.95)   $      (1.77)
                                                   =============   =============  =============   =============
     Weighted average common shares used in
       computing net loss per share ............     16,461,616      16,691,874     16,310,144      16,619,514
                                                   =============   =============  =============   ============












     The accompanying notes are an integral part of the financial statements.


                                        SERAGEN, INC.
                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                        FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                       1995             1996
                                                                                    (As Restated)
                                                                   ------------     -------------
     Cash flows from operating activities:
       Net loss .............................................      $(15,471,117)     $(19,796,075)
       Adjustments to reconcile net loss
           to net cash used in operating activities:
           Depreciation and amortization ....................           719,226           700,409
           Compensation associated with stock issuance ......                --            20,501
           Equity in loss of affiliate ......................                --         1,852,268
           Loss on disposal of property and equipment .......             2,237               519
           Amortization of discount of long-term debt .......           515,711           515,711
           Amortization of prepaid interest .................           376,007         3,528,677
           Amortization of debt issuance costs ..............            43,858           558,411
       Changes in operating assets and liabilities:
           Contract receivable ..............................          (327,694)          281,259
           Unbilled contract receivable .....................            40,686           (99,484)
           Prepaid expenses and other current assets ........           258,889           128,025
           Accounts payable .................................            94,394           273,579
           Accrued commission payable .......................          (300,000)         (300,000)
           Accrued expenses .................................           (18,590)         (597,780)
                                                                     ----------        ----------
     Net cash used in operating activities ..................       (14,066,393)      (12,933,980)
                                                                    ------------      ------------
     Cash flows from investing activities:
       Proceeds from sales of marketable securities .........         2,034,948                --
       Purchases of property and equipment ..................          (172,622)         (362,868)
       Decrease in other assets .............................             4,050             1,915
                                                                    ------------      ------------
     Net cash provided by (used in) investing activities ....         1,866,376          (360,953)
                                                                    ------------      ------------
     Cash flows from financing activities:
       Proceeds from preferred stock issuances...............                --         9,000,000
       Net proceeds from common stock issuances..............           192,547           194,604
       Purchases of treasury stock ..........................          (157,562)          (89,625)
       Proceeds from issuance of long-term debt .............         9,000,000        11,300,000
       Repayments of long term debt .........................          (145,348)         (168,255)
       Debt and preferred stock issuance costs ..............          (486,945)         (356,062)
       Dividends paid .......................................                --          (583,295)
                                                                    ------------      ------------
     Net cash (used in) provided by financing activities ....         8,402,692        19,297,367
                                                                    ------------      ------------
     Net (decrease) increase in cash and cash equivalents ...        (3,797,325)        5,886,100
     Cash and cash equivalents, beginning of period .........         5,536,782           435,460
                                                                    ------------      ------------
     Cash and cash equivalents, end of period ...............      $  1,739,457      $  6,321,560
                                                                   =============     =============
     Supplemental disclosure of cash flows information
       Cash payments for interest ...........................      $    218,206      $    758,771
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

    In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million for the three and nine month periods ended September 30, 1996, which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. ( See Notes 3, 4, 5, 6, and 7).

    In September 1997, the Company restated its September 30, 1996 financial statements to reflect a change in the accounting treatment for the Company's Amended Sales and Distribution Agreement with Lilly on May 28, 1996. Such restatement resulted in an increase in the net loss applicable to common stockholders of $2,940,000 for the three and nine month periods ended September 30, 1996. (See Note 7)

2.  Use of Estimates

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

                          SERAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

manufacturing for all indications.

     On August 4, 1994, under the terms of the alliance, Lilly made an initial payment to the Company of $10 million, $5 million representing payment for 787,092 shares of common stock at approximately $6.35 per share and $5 million representing an advance against Lilly's purchase of bulk product from the Company. Lilly is also required to pay the Company an additional $3 million based on the meeting of certain regulatory milestones in the development of IL-2 Fusion Protein for CTCL. No regulatory milestone payments have been achieved to date under this agreement. In addition, Lilly reimburses the Company for costs incurred in the clinical development of IL-2 Fusion Protein for cancer therapy, including costs for Phase III clinical trials. The Company recorded approximately $588,000, $3,337,000 and $2,797,010 of contract revenue for such reimbursed development costs during the years ended December 31, 1994, 1995 and the nine months ended September 30, 1996, respectively.
In connection with this agreement, the Company paid $600,000 in cash and issued 220,000 shares of common stock valued at $1,760,000 to its investment bank for services provided in connection with the Lilly agreement. In 1995, the Company charged $300,000 of such payments to additional paid in capital and recorded the additional payments as prepaid expense to be recognized upon the recognition of contract revenues and license fees from Lilly in future periods.

    On May 28, 1996, Lilly and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. Associated with the original agreement was $2,060,000 of deferred commission expense to be recognized upon the recognition of product revenue from Lilly. The amended agreement states that the $5.0 million payment is non-refundable and Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. To the extent Lilly purchases bulk product in the future, the Company is required to pay Lilly a royalty equal to 75% of the purchase price, up to $5.0 million of total royalties. The Company will recognize the $5.0 million non-refundable payment and amortize the related deferred commission upon the sale of bulk product to Lilly or at such time Lilly acknowledges it will not purchase any bulk material. The Company previously recognized the $5.0 million non-refundable payment and expensed $2.06 million of deferred commission in the quarter ended June 30, 1996. (See Note 7)

4.  Regulation S Financing

      On May 29, 1996, the Company raised gross proceeds of $4 million (approximately $3.8 million net of offering fees) through the sale of 4,000 shares of Seragen convertible Series A Preferred Stock ("Series A Shares") to Investors outside the United States. The Series A Shares are convertible at the option of the holders, beginning July 15, 1996, into a maximum of 3,321,563 shares of Seragen Common Stock at a conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. Any shares the investor is unable to convert may be exchanged for $1,150 per share in cash. Terms of the Series A Shares provide for 8% cumulative dividends payable at the time of each conversion in shares of Seragen Common Stock. The holders of the Series A Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company, except as required by law. Each Series A Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series A Shares so that such amount must be paid on each Series A Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution

                          SERAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

or payment is made to any holders of any shares of Seragen Common Stock or any other class or series of the Company's capital stock that is junior to the Series A Shares. Any shares that remain outstanding on November 29, 1997 will be automatically converted into shares of Seragen Common Stock. The Series A Shares were reflected at $3,663,432 at September 30, 1996 representing their liquidation value, which includes accrued dividends payable from the issuance date through September 30, 1996. The Company also recorded preferred stock
issuance costs of $240,000.   As of October 31, 1996, 644 Series A Shares were
converted into 337,715 shares of Common Stock at conversion prices ranging from $2.774 to $1.296 per share.

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

                          SERAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

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

7. Restatement of September 30, 1996 Financial Statements

    In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million for the three and nine month periods ended September 30, 1996, which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. (See Notes 4, 5 and 6).

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996) and (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994. (See Note 3) The following table presents the net loss, the net loss applicable to common stockholders, and net loss per share, as originally reported and restated.



                                       Three Months Ended                           Nine Months Ended
                                       September 30, 1996                           September 30, 1996
                                       ------------------                           ------------------

                            As reported   As originally    As restated    As reported      As originally      As restated
                                           restated                                         restated
                            -----------   ------------     ----------      ----------      -------------      -----------
Net Loss................     (7,350,069)    (7,350,069)     (7,350,069)    (16,856,075)      (16,856,075)      (19,796,075)

Net loss applicable to
 common stockholders....     (8,012,216)   (16,986,278)    (16,986,278)    (17,544,889)      (26,518,951)      (29,458,951)

Net loss per share......          (0.48)         (1.02)          (1.02)          (1.06)            (1.60)            (1.77)

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

Restatement of September 30, 1996 Financial Statements

    In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million for the three and nine month periods ended September 30, 1996, which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. (See Notes 4, 5, 6 and 7).

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996) and (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994. (See Notes 3 and 7 ).

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

                          SERAGEN, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Nine Months ended September 30, 1996 and 1995. The Company's net loss applicable to common stockholders for the nine-month period ended September 30, 1996 was $29.5 million compared to $15.5 million for the nine-month period ended September 30, 1995. This increase of $14.0 million in 1996 was primarily due to $9.7 million in dividends associated with the Series A, B and C Preferred Stock, as described above. In addition to the $9.7 million in dividends, the Company expensed $3.0 million of prepaid interest associated with the restructuring of the June 1995 guaranteed loans and a non-cash charge of $1.9 million for the potential obligation by the Company to the investors in SBL in connection with certain put rights.

    The Company's revenues for the nine-month period ended September 30, 1996 were $4.4 million compared to $2.1 million for the nine months ended September 30, 1995. The increase of $2.3 million in revenue in 1996 was the result of a one-time $1.5 million fee relating to the exercise by a third party of an option to license certain patents in the field of transplantation and an increase of $700,000 primarily in contract revenue from Lilly associated with the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy.

    Total operating expenses increased by $0.6 million to $17.1 million in 1996 from $16.5 million in 1995. Fees associated with the cost of contract revenue and license fees increased by $1.2 million to $3.3 million in 1996 compared to $2.1 million for the same period in the prior year. This increase is due to an increase of $700,000 for the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy and approximately an increase of $500,000 related to a sub-license fee payable on the patent license revenue mentioned above. Research and development expenses decreased by $300,000 to $10.4 million in 1996 from $10.7 million in 1995. This decrease was partially due to the decision by the Company in 1996 to focus it's financial resources on IL-2 Fusion Protein for cancer and psoriasis therapies thereby reducing clinical development activity in other indications. An additional decrease was realized through a reduction in non-reimbursable research grants and outside pre-clinical testing. General and administrative expenses decreased by $0.3 million to $3.4 million in 1996 from $3.7 million in 1995. This decrease is primarily the result of a decrease in patent legal fees and payroll expense.

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

     In 1996 preferred stock dividends were $9.7 million associated with the Series A, B and C Preferred Stock and primarily consisted of the $8.6 million value ascribed to the warrants issued in connection with the issuance of the Series B Preferred Stock.

                          SERAGEN, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Restatement of September 30, 1996 Financial Statements

    In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million for the three and nine month periods ended September 30, 1996, which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. (See Notes 4, 5, 6 and 7).

In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended
Sales and distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996) and (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994.(See Notes 3 and 7). The following table presents the net loss, the net loss applicable to common stockholders, and net loss per share, as originally reported and restated.


                                  Three Months Ended                           Nine Months Ended
                                 September 30, 1996                           September 30, 1996
                                -------------------                            -----------------

                             As reported   As originally    As restated    As reported      As originally      As restated
                                            restated                                          restated
                             ----------    ------------     -----------    -----------      -------------      -----------
Net Loss................     (7,350,069)    (7,350,069)     (7,350,069)    (16,856,075)      (16,856,075)      (19,796,075)

Net loss applicable to
 common stockholders....     (8,012,216)   (16,986,278)    (16,986,278)    (17,544,889)      (26,518,951)      (29,458,951)

Net loss per share......          (0.48)         (1.02)          (1.02)          (1.06)            (1.60)            (1.77)



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

                                        15
                          SERAGEN, INC.
                             PART II
                       OTHER INFORMATION


Item 6. Exhibits

       (a) Exhibit Index

        Exhibit 27 - Restated Financial Data Schedule


                                  16
                                  SERAGEN, INC.
                                   SIGNATURES

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



                                           SERAGEN, INC.



Date: October 31, 1997               by: /s/  Reed R. Prior
                                  ----------------------------------
                                  Reed R. Prior
                                  Chairman of the Board
                                  and Chief Executive Officer

                                  17

                          SERAGEN, INC.
                          EXHIBIT INDEX


Exhibit
Number                   Description                               Page
_______                  ___________                               ____

(27)        Restated Financial Data Schedule                        19