Form 10-K/A
period 1996-12-31
SERAGEN INC
filed 1997-10-31
CIK 833299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A#1

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




PART I

ITEM 1.  BUSINESS

General

     Seragen is a leader in the discovery and development of a new class of therapeutic products called fusion proteins or fusion toxins ("fusion proteins"). This technology has led to the discovery of a number of molecules, two of which have been studied in clinical trials for the treatment of cancers and autoimmune diseases. The Company's lead molecule, DAB389IL-2, is currently completing Phase III clinical trials for cutaneous T-cell lymphoma ("CTCL") and a Phase I/II clinical trial for psoriasis. Seragen plans to file, in 1997, a Biologics License Application ("BLA") with the U.S. Food and Drug Administration ("FDA") for approval of the molecule's use in CTCL patients who have received previous treatment with other agents. The Company has requested consideration for accelerated approval from the FDA, a process which provides for a decision in as little as six months on applications for products intended to treat certain life-threatening illnesses. The FDA will decide at the time of filing if the Company's BLA qualifies for the accelerated approval process. A second molecule developed from the same technology, DAB389EGF, is in a Phase I/II clinical trial for non-small cell lung cancer.

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

     Based on the response rates seen in the Phase I/II patients, Seragen designed a Phase III program with extensive consultation from oncologists and dermatologists experienced in treating CTCL. Seragen designed this program together with its strategic alliance partner, Lilly. (See "Strategic Alliance with Eli Lilly and Company.") The FDA also provided guidance and comments. Seragen and Lilly finalized the protocol and initiated the Phase III program in May 1995. The first Phase III study targeted more seriously ill patients who have received extensive previous therapy and need immediate systemic (as opposed to topical) treatment. The second Phase III study is a placebo-controlled trial for earlier stage patients who have received less extensive therapy. Both of these studies are randomized and blinded to evaluate two dose levels of DAB389IL-2 in different CTCL patient populations. A third Phase III study is an open-label study for CTCL patients who have relapsed after a previous response to DAB389IL-2, patients with stable disease after eight courses of therapy in the second study and patients who had progressive disease while on placebo in the second study. The criteria for response in each of these studies have been strictly defined based on objective, measurable assessments of the patients' disease. Seragen believes these criteria set the standard for determining meaningful clinical responses among patients with CTCL.

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

Autoimmune Diseases

     To defend the body against foreign agents, the human immune system employs specialized cells, including T-cells, which recognize disease-causing viruses, bacteria, and parasites as foreign. T-cells, an important component of the immune system, control the network of immune responses by regulating the activity of other cells in the immune system and by killing foreign cells. The same immune response that protects the body from foreign agents can also cause disease when it inappropriately attacks the body's own cells and proteins. In autoimmune diseases, the immune network mistakenly identifies "self" as "foreign" and, among other actions, produces T-cells that attack normal body cells. Such prevalent diseases as rheumatoid arthritis, psoriasis, multiple sclerosis and alopecia areata are autoimmune diseases. (See Table II)

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

     Status of Clinical Trials of DAB389IL-2 in Psoriasis

     Two clinical studies of DAB389IL-2 in moderate-to-severe psoriasis patients who had received prior treatment with multiple systemic therapies have been completed. A third trial is currently under way. The studies are summarized below. In both of the two completed studies, the patients' psoriasis was evaluated according to the standard Psoriasis Area and Severity Index ("PASI"). Both dosing schedules investigated in these trials showed a significant decrease in disease severity with DAB389IL-2 administration. The trials recorded approximately 40% mean improvement in patients who had long-standing psoriasis, little or no history of spontaneous improvement or resolution, and a history of failure with treatments ranging from topical treatments to phototherapy to methotrexate and cyclosporine. In both trials, disease severity scores continued to decrease after the end of dosing. The weekly schedule of dosing produced a more rapid initial rate of improvement than the monthly schedule.

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

     Current Open-label, Dose Escalation Study

     The accumulated data from the first two psoriasis studies indicated that DAB389IL-2 induced meaningful clinical responses in as many as 50% of psoriasis patients who had previously been treated heavily with other therapies. Tolerability issues suggest that three doses per week administered weekly, especially at the higher doses tested, may be too frequent. Other observations indicate that clinical improvement after a single five-day treatment may induce maximum response two weeks after administration. These data suggest that monthly administration may not be frequent enough. Therefore, the Company designed a third psoriasis trial to evaluate the safety and efficacy of administration of the lower dose range of DAB389IL-2 on a bi-weekly schedule. This ongoing Phase I/II study is designed to enroll 30 patients. Based on previous enrollment rates, Seragen expects enrollment to be complete by mid-1997. If the data from this study, in combination with data from the previous two studies, warrant it, the Company plans to design a Phase III program in moderate-to-severe psoriasis to commence as early as the first half of 1998.

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

     In the past Seragen conducted three clinical trials of DAB389IL-2 in patients with rheumatoid arthritis: one double-blind, placebo-controlled dose-finding trial evaluating DAB389IL-2 at three dose levels versus placebo; one follow-up open-label study evaluating the safety of up to four courses per year; and one open-label study evaluating the safety of concurrent administration of DAB389IL-2 and methotrexate ("MTX") in patients using methotrexate as anti-arthritic therapy. Patients in the double-blind, placebo controlled trial had suffered from severe progressive RA for an average of ten years and were not experiencing clinical benefit from currently available therapies, including methotrexate. A number of patients who received DAB389IL-2 in that study demonstrated improvement according to at least four standard rheumatological criteria. As commonly noted in studies of RA, however, patients who received placebo in this study also showed some improvement, to the extent that the results in the treated patients were not deemed statistically significant. No additive toxicities were seen in the combination MTX study during concurrent administration of DAB389IL-2 and MTX. Depending on the availability of financial resources, the Company may evaluate further clinical development of DAB389IL-2 (including subcutaneous administration) in patients with RA.

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

Epidermal Growth Factor ("EGF") Fusion Protein (DAB389EGF)

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


      DAB389EGF binds specifically to the EGF receptor on target cells and may have therapeutic potential in solid tumors, including breast, bladder, lung, colon, prostate, esophageal, thyroid, gastric, renal, endometrial, cervical, brain and ovarian carcinomas, all of which express the EGF receptor. A cell-killing agent such as DAB389EGF may be useful for a variety of solid tumors bearing EGF receptors, including a number of tumors that are inadequately treated by any currently available therapy. Pre-clinical tests involving animal models have indicated that DAB389EGF administration results in cell death and tumor regression of EGF-receptor expressing malignancies.

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

     On May 28, 1996, Lilly and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. The amended agreement states that the $5.0 million payment is non-refundable and Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. To the extent Lilly purchases bulk product in the future, the Company is required to pay Lilly a royalty equal to 75% of the purchase price, up to $5.0 million of total royalties. The Company will recognize the $5.0 million non-refundable payment and amortize the related deferred commission upon the sale of bulk product to Lilly or at such time that Lilly acknowledges it will not purchase any bulk material. The Company previously recognized the $5.0 million non-refundable payment and expensed $2.06 million of deferred commission in the quarter ended June 30, 1996.

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

     The Company has also been prosecuting a patent application family directed to its core fusion protein technology which represents an improvement in the technology disclosed in the Murphy patents. Applications are pending in the United States and many foreign countries. The Company expects that several U.S. patents directed to these improvements will issue within the next twelve months. Once issued, these patents should provide intellectual property protection of the Company's core technology for many years after the expiration of the Murphy patents.

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

   In connection with the issuance of 23,800 shares of Series B preferred stock (the "Series B Shares"), the Company formed Seragen Technology, Inc. ("STI"). The Company transferred all of its exsisting and future United States patents and patent applications (the"Patents") to STI in exchange for 214,200 shares of STI's Class A Common Stock and 23,800 shares of STI's Class B Common Stock (the"Class B Shares"). Each share of STI Class A Common Stock is owned by the Company. The Company has transferred the Class B Shares to the holders of the Series B Shares.

   STI has no operations, and its sole asset is the Patents. Its authorized capital Stock consists of 214,200 shares of Class A Common Stock and 23,800 shares of Class B Common Stock, all of which, as described in the paragraph above, is issued and outstanding. Each share of STI Class A Common Stock and STI Class B Common Stock is entitled to one vote on all matters submitted to a vote of STI shareholders, voting together as a single class.

   Simultaneously with the contribution of the Patents to STI, the Company entered into a license agreement with STI pursuant to which STI granted to the Company an irrevocable worldwide exclusive license with respect to the Patents (the "Irrevocable License Argeement"). Under the terms of the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties to STI in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The shares of STI Class B Common Stock, in turn, are entitled to receive cumulative divends equal to any royalty payable to STI under the Irrevocable License Agreement.

   STI has executed a collateral assignment of the Patents in favor of the holders of the Class B Shares, which is being held by an escrow agent. The escrow agent is required to deliver collateral assignment to the holders of the Class B Shares if dividends on the Class B Shares are in arrears and STI fails for 60 days, after the receipt of notice from the holders of the Class B Shares, to pay the dividends due. Likewise, the holders of Class B Shares have executed a reassignment of the Patents to STI, which also is being held by the escrow agent. The escrow agent is obligated to deliver the reassignment of the Patents to STI upon the redemption by STI of all of the Class B Shares. The Class B Shares are required to be redeemed upon the redemption or conversion of Series B Shares in a number equal to the number of Series B Shares redeemed or converted. The collateral assignment of the Patents secures only STI's dividend payment obligations on the Class B Shares and does not secure any other amounts (e.g., the liquidation preference of the Series B Shares). The collateral assignment of the Patents has no effect until the escrow agent is instructed to deliver it to the holders of the Class B Shares.

   The Company has not paid the cash dividends due Defcember 31, 1996 and March 31, 1997, on the Series B Shares, nor has the Company made the royalty payments due to STI on January 1, 1997, and April 1, 1997. Correspondingly, STI has not paid the dividends due January 1, 1997, and April 1, 1997, on the Class B Shares.

   Delivery of notice by the agent for the holders of the Class B Shares to the escrow agent in accordance with the collateral assignment of the Patents is the only condition to delivery of the collateral assignment of the Patents to the holders of the Class B Shares. If the holders of the Class B Shares were to deliver this notice to the escrow agent, they would thereafter have the right to foreclose on the Patents, subject to the Company's rights under the Irrevocable License Agreement. To the Company's knowledge, the holders of the Class B Shares have not delivered this notice to the escrow agent.

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

     The Company has entered into a strategic alliance with Lilly in connection with the development, production, marketing and sale of its IL-2 Fusion Protein for cancer and cancer related bone marrow transplantation. The Company may enter into additional corporate partnerships and other agreements in connection with the development, manufacturing, marketing and sale of the IL-2 Fusion Protein for other indications and for all other fusion proteins for any indications. Such arrangements would be subject to fair trade regulation by numerous governmental authorities in the United States and other countries. There can be no assurance that any agreements entered into by the Company and international pharmaceutical partners on terms favorable to the Company would be found to be binding and enforceable if subject to any judicial or administrative action by any governmental authority. If the agreement with Lilly were terminated, and the Company failed to establish additional partnerships in developing, producing, marketing and selling certain of its products, such failure could have a material adverse effect on the Company.

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

Clinical Trials Process

     The Company expects that its potential products in the United States will be regulated by the Center for Biologics Evaluation and Research ("CBER") of the FDA. Currently, the steps required before a new biological product can be produced and marketed include pre-clinical studies, the filing of an Investigational New Drug ("IND") application, human clinical trials, and the approval of a Biologics License Application ("BLA"). Pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and metabolism and to identify potential safety issues. The results of these studies are submitted to the FDA as part of the IND application for review and approval before the commencement of testing in humans. Human clinical testing typically includes a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine a safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to develop preliminary efficacy data, optimal dosages and additional safety data. In Phase III, large scale, multicenter, well-controlled clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA. In some cases, the initial human testing is in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide efficacy results traditionally obtained in Phase II clinical trials. These trials are frequently referred to as Phase I/II clinical trials. Phase II/III clinical trials refer to a combined phase of human pharmaceutical trials designed to provide evidence of efficacy and safety of a compound in patients with the targeted disease. In some instances, a product license application may be approved based on data from Phase II/III clinical trials. The FDA has issued regulations governing clinical trials, and the failure to comply with these regulations can result in delay in obtaining approvals or the denial of the application.

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

     History of Operating Losses and Accumulated Deficit. The Company has experienced significant operating losses in each year since its inception and, as of December 31, 1996, had an accumulated deficit of approximately $189 million. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development and clinical trial efforts continue. The Company's ability to achieve a profitable level of operations depends in large part on completing product development and commercialization, obtaining regulatory approvals for its products, and making the transition from research and development to manufacturing and marketing. There can be no assurance that the Company will ever achieve a profitable level of operations.

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

ITEM 6.   SELECTED FINANCIAL DATA (As restated)

     The following table presents selected financial data for, and as of the end of, each of the years in the five-year period ended December 31, 1996 which have been derived from the audited financial statements of the Company (See Note O to Notes to Financial Statements for restatement discussion). Financial statements for the three fiscal years ended December 31, 1996 are included elsewhere in this report. This selected financial data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.



                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------

                                               1992               1993              1994               1995              1996
                                          ------------       ------------      ------------       ------------       ------------
                                                                                                                    (As Restated)
STATEMENT OF OPERATIONS DATA:
Contract revenue and
 license fees ........................... $     12,500       $    138,226      $    588,350       $  3,337,388       $ 5,542,315

Operating Expenses:
  Cost of contract revenue
    and license fees ....................            -                  -           588,350          3,337,388          4,504,243
  Research and development ..............   15,319,750         13,718,973        15,240,195         14,086,632         13,959,405
  General and administrative ............    5,096,643          4,357,563         4,903,963          4,904,226          5,148,465
  Licensed technology for research
    and development .....................            -                 -          2,824,217                  -                  -
                                          ------------       ------------      ------------       ------------       ------------
    Total operating expenses ............   20,416,393         18,076,536        23,556,725         22,328,246         23,612,113
                                          ------------       ------------      ------------       ------------       ------------
  Loss from operations ..................  (20,403,893)       (17,938,310)      (22,968,375)       (18,990,858)       (18,069,798)

  Loss incurred in connection with
    Canadian affiliate ..................            -                  -                 -           (390,136)        (2,923,864)
  Interest income .......................      610,033            611,784           438,338             92,924            120,740
  Interest expense ......................   (1,554,102)           (53,505)         (113,756)        (1,813,128)        (5,453,638)
                                          ------------       ------------      ------------       ------------       ------------
   Net loss .............................. (21,347,962)       (17,380,031)      (22,643,793)       (21,101,198)       (26,326,560)
                                          ============       ============      ============       ============       ============
  Preferred stock dividends .............            -                  -                 -                  -         10,394,918
                                          ============       ============      ============       ============       ============

   Net loss applicable to common
    stockholders ........................ $(21,347,962)      $(17,380,031)     $(22,643,793)      $(21,101,198)      $(36,721,478)
                                          ============       ============      ============       ============       ============
  Net loss per common share ............. $      (2.13)      $      (1.26)     $      (1.45)      $      (1.29)      $      (2.20)
                                          ============       ============      ============       ============       ============
  Weighted average common shares
    used in computing net loss
    per share ...........................   10,030,965         13,775,341        15,631,333         16,355,587         16,724,493
                                           ===========        ===========       ===========         ==========         ==========







                                                                                   DECEMBER 31,
                                             -----------------------------------------------------------------------------------

                                                1992               1993              1994               1995              1996

                                                                                                                     (As Restated)
BALANCE SHEET DATA:

Cash and cash equivalents ............... $ 12,196,639       $ 10,104,179      $  5,536,782       $    435,460       $  1,548,392
Marketable securities ...................            -                  -         2,034,948                  -                  -
Working capital (deficit) ...............   10,605,189          8,612,996         3,859,854         (1,298,886)        (5,927,902)
Total assets ............................   17,726,047         18,099,705        17,039,292         16,299,508          10,504,608
Short-term debt .........................            -            170,572           197,453            248,494          5,402,268
Long-term debt ..........................            -            483,364         3,038,778         15,977,899                ---
Deferred revenue ........................            -                  -         5,000,000          5,000,000          5,000,000
Canadian affiliate put option
  liability .............................            -                  -                 -          2,076,000          2,400,000
Total liabilities .......................    2,007,588          2,893,194        13,255,070         26,741,003         17,091,212
Accumulated deficit .....................  (91,148,311)      (108,528,342)     (131,172,135)      (152,273,333)      (188,994,811)
  Total stockholders's equity (deficit) .   15,718,459         15,206,511         3,784,222        (10,441,495)        (6,586,604)


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



Restatement of December 31, 1996 Financial Statements

   In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). (See Notes D and O in Notes to the Financial Statements.)

Results of Operations

   1996 to 1995

     The Company incurred a net loss of $36.7 million for the year ended December 31, 1996 compared to $21.1 million for the year ended December 31, 1995. The increase in net loss during 1996 was primarily due to (i) the payment and accretion of a total of $10.4 million in dividends associated with the Series A, B and C Preferred Stock in 1996 including warrants valued at $8.6 million issued to the Series B shareholders, (ii) the expensing of $3.0 million of prepaid interest associated with the restructuring of the June 1995 guaranteed loans, and (iii) an increase of $2.5 million in the charge for the potential obligation of the Company to the investors in SBL in connection with certain put rights.

     The Company's revenues for the year ended December 31, 1996 were $5.5 million as compared to $3.3 million for the year ended December 31, 1995. This increase of $2.2 million in 1996 was primarily the result of the receipt of a one-time $1.5 million fee relating to the exercise by a third party of a prepaid option to license certain patents in the field of transplantation in the third quarter of 1996 and an increase of $700,000 primarily in contract revenue from Lilly associated with the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy.

     Total operating expenses increased by $1.3 million to $23.6 million in 1996 from $22.3 million in 1995. Expenses associated with the cost of contract revenue and license fees increased by $1.2 million to $4.5 million in 1996 compared to $3.3 million in 1995. This increase reflects an increase of approximately $700,000 for the acceleration of clinical development activity under the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy and an increase of $500,000 related to a sub-license fee payable on the $1.5 million patent license revenue mentioned above. Research and development expenses were substantially unchanged for the year ended December 31, 1996 as compared to the year ended December 31, 1995. However, there was a decrease of approximately $300,000 due to the decision by the Company in 1996 to focus its financial resources on IL-2 Fusion Protein for cancer and psoriasis therapies thereby reducing clinical development in other IL-2 Fusion Protein indications. There was also a decrease of $200,000 in non-reimbursable research grants and outside pre-clinical testing. These decreases were partially offset by an increase of $400,000 in facility engineering and validation fees. General and administrative expenses were substantially unchanged for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

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

Restatement of December 31, 1996 Financial Statements

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended
Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1) recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2) capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). (See Notes D and O in Notes to the Financial Statements.)
The following table presents the net loss, the net loss applicable to common stockholders, and the net loss per share as originally reported, and as restated.



                                                              For the YearEnded
                                                              December 31,1996

                                                              __________________

                                                        As reported         As restated
Net loss                                               $(24,586,560)       $(26,326,560)

Net loss applicable to
common stockholders                                     (34,981,478)        (36,721,478)

Net loss per share                                          $(2.09)              $(2.20)


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

    The Company began assembling the components of its operating division (the "Operating Division") over five years ago. The Company developed the Operating Division with excess capacity in order to meet anticipated commercial demand for the Company's products. In addition, the Company maintained a relatively high level of staffing in the Operating Division in order to comply with regulatory requirements. Historically, the Company has not utilized its Operating Division to full capacity principally because the Company has not yet begun manufacturing product for commercial purposes and due to the limited financial resources that the Company has available to develop other products. The Company maintained the Operating Division, despite its high costs, because of the delays and disruptions in its clinical trial efforts that would have resulted from discontinuing the Operating Division and obtaining the services from third parties. The Company did not provide services to third parties using the services of the Operating Division due to regulatory guidelines that prevented it from doing so. In recent years, the FDA has relaxed these guidelines. However, the Company chose not to contract out excess capacity because this would not have led to a substantial and rapid reduction in expenditures and because of the potential resulting distraction to key management.

         As of February 14, 1997, the Company entered into the Asset Purchase Agreement to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5.0 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumed responsibility for the facility's operations, including responsibility for operating costs. These assets represent substantially all of the Company's property and equipment and consist primarily of leasehold improvements to the Company's manufacturing facility, laboratory facilities and laboratory equipment.

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

     The Company expects that the transactions with Boston University discussed above will effectively out-source the Company's research and development activities, and reduce the Company's cash needs, both for capital expenditures and operating expenses. The Company is subject to certain additional risks and expenditures, including termination of its contract service agreement if the Company does not reimburse Boston University for the losses in excess of $9.0 million in a contract year, provided that, after notice, the Company does not pay Boston University the difference between its actual losses for that year and $9.0 million. If the Company is unable to or chooses not to make the additional payments, it will be forced to change to a new service provider. This could adversely affect the Company's research and development efforts.

     On August 3, 1994, the Company and Lilly signed an agreement to form a global strategic alliance that gives Lilly exclusive worldwide development, distribution, and marketing rights, except in certain Asian countries, to IL-2 Fusion Protein for the treatment of cancer. Lilly reimburses the Company for costs incurred in the clinical development of IL-2 Fusion Protein for cancer therapy, including costs for Phase III clinical trials, the preparation of an FDA application and any FDA filing fees. The Company recorded approximately $588,000, $3,337,000 and $3,979,000 of contract revenue for such reimbursed development costs during the years ended December 31, 1994, 1995 and 1996, respectively. Lilly is also required to pay the Company an additional $3 million based on the Company meeting certain regulatory milestones in the development of IL-2 Fusion Protein for cancer therapy. No regulatory milestone payments have been achieved to date under the agreement.

     In December 1994, the Company entered into a license agreement with Ajinomoto Co., Inc. which provides the Company with exclusive worldwide rights under Ajinomoto's IL-2 gene patents for the Company's fusion proteins. The Company has made an up-front payment of $100,000 under this agreement. In addition, the Company is required to pay a royalty of 4% of Seragen revenues or end-user revenues depending on certain conditions. Seragen is required to pay minimum royalties of $100,000 in 1997, $200,000 in 1998 and $300,000 each year thereafter. Under the terms of the license agreement, the Company was required to make a payment of $4.3 million by March 31, 1997. However, Ajinomoto has deferred this payment to May 31, 1997. The Company is in discussions with Ajinomoto regarding amending the terms of the agreement.
The Company also is exploring alternative sources of funding to make the May 31 payment. No agreement in principle has been reached, however, and there can be no assurance that the Company will be able to make the required payment.

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

     On July 1, 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million bank financing under which the guarantors directly assumed the liability with the banks and the Company was released from its liability to the banks. In exchange for the guarantors satisfying the Company's liability to the banks, the guarantors were issued 23,800 Series B Shares. Each Series B Share is convertible at any time at the holder's option into shares of Seragen common stock.

    In connection with the issuance of 23,800 Series B Shares the Company formed STI. The Company transferred the Patents to STI in exchange for 214,200 shares of STI's Class A Common Stock and 23,800 shares of STI's Class B Common Stock (the"Class B Shares"). Each share of STI Class A Common Stock is owned by the Company. The Company has transferred the Class B Shares to the holders of the Series B Shares.

   STI has no operations, and its sole asset is the Patents. Its authorized capital Stock consists of 214,200 shares of Class A Common Stock and 23,800 shares of Class B Common Stock, all of which as described in the paragraph above, is issued and outstanding. Each share of STI Class A Common Stock and STI Class B Common Stock is entitled to one vote on all matters submitted to a vote of STI shareholders, voting together as a single class.

   Simultaneously with the contribution of the Patents to STI, the Company entered into the Irrevocable License Agreement. Under the terms of the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties to STI in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The shares of STI Class B Common Stock, in turn, are entitled to receive cumulative divends equal to any royalty payable to STI under the Irrevocable License Agreement.

   STI has executed a collateral assignment of the Patents in favor of the holders of the Class B Shares, which is being held by an escrow agent. The escrow agent is required to deliver collateral assignment to the holders of the Class B Shares if dividends on the Class B Shares are in arrears and STI fails for 60 days, after the receipt of notice from the holders of the Class B Shares, to pay the dividends due. Likewise, the holders of Class B Shares have executed a reassignment of the Patents to STI, which also is being held by the escrow agent. The escrow agent is obligated to deliver the reassignment of the Patents to STI upon the redemption by STI of all of the Class B Shares. The Class B Shares are required to be redeemed upon the redemption or conversion of Series B Shares in a number equal to the number of Series B Shares redeemed or converted. The collateral assignment of the Patents secures only STI's dividend payment obligations on the Class B Shares and does not secure any other amounts (e.g., the liquidation preference of the Series B Shares). The collateral assignment of the Patents has no effect until the escrow agent is instructed to deliver it to the holders of the Class B Shares.

   The Company has not paid the cash dividends due December 31, 1996 and March 31, 1997, on the Series B Shares, nor has the Company made the royalty payments due to STI on January 1, 1997, and April 1, 1997. Correspondingly, STI has not paid the dividends due January 1, 1997, and April 1, 1997, on the Class B Shares.

   Delivery of notice by the agent for the holders of the Class B Shares to the escrow agent in accordance with the collateral assignment of the Patents is the only condition to delivery of the collateral assignment of the Patents to the holders of the Class B Shares. If the holders of the Class B Shares were to deliver this notice to the escrow agent, they would thereafter have the right to foreclose on the Patents, subject to the Company's rights under the Irrevocable License Agreement. To the Company's knowledge, the holders of the Class B Shares have not delivered this notice to the escrow agent.

     The holders of the Series B shares also received warrants to purchase a total of 5,950,000 shares of Seragen common stock at an exercise price of
$4.00 per share.   The Company has estimated the average fair market value of the warrants to be $1.45 per warrant or $8,617,951 for the 5,950,000 issued and outstanding warrants. The value ascribed to the warrants and the restructuring costs have been accreted through a charge to retained deficit and an offset to additional paid-in capital. In addition, subject to the antidilution provisions of the warrants, the Company issued 2,217,196 warrants at an exercise price of $4.00 per share in the year ended December 31, 1996. Dividends payable of approximately $583,000 were outstanding at December 31, 1996 and are included in accrued expenses. See Note E to the Company's financial statements. The Company did not make the dividend payment of approximately $600,000 due on March 31, 1997.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         Page
Index to Financial Statements and Schedule


Reports of Independent Accountants. . . . . . . . . . . . . . . . . . . . 41

Financial Statements:

     Balance Sheets as of December 31, 1995 and 1996 (As Restated). . . . 43

     Statements of Operations for the years ended December 31, 1994,
       1995 and 1996 (As Restated). . . . . . . . . . . . . . . . . . . . 44

     Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996 (As Restated) . . . . . . . 45

     Statements of Cash Flows for the years ended December 31,
       1994, 1995 and 1996 (As Restated) . . . . . . . . . .. . . . . . . 47

     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . 48

     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 82

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

    The December 31, 1996 financial statements have been restated, (See Note
O).

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

Boston, Massachusetts
October 22, 1997

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





Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 23, 1996

                                 SERAGEN, INC.

                                                BALANCE SHEETS

                                                                                               DECEMBER 31,


                         ASSETS                                                            1995             1996
                                                                                     -------------    --------------
                                                                                                        (As Restated)
Current assets:
  Cash and cashequivalents.........................................................  $    435,460    $   1,548,392
  Restrictedcash...................................................................       435,318          610,318
  Contractreceivable...............................................................       686,055          485,261
  Unbilled contractreceivable......................................................       496,147          833,983
  Prepaid expenses and other currentassets.........................................       335,238          285,356
                                                                                         --------        ---------

               Total currentassets.................................................      2,388,218       3,763,310

Property and equipment,net.........................................................      5,198,136       4,604,115
Investment inaffiliate.............................................................     2,599,864               --
Deferredcommission.................................................................     2,060,000        2,060,000
Prepaidinterest....................................................................     3,528,677               --
Other assets........................................................................      524,613           77,183
                                                                                        ---------        ---------

               Totalassets.........................................................  $  16,299,508   $   10,504,608
                                                                                     =============    =============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accountspayable..................................................................        725,326       1,111,477
  Current maturities of long-termdebt..............................................        248,494          37,418
  Accrued commission payable........................................................       300,000              --
  Accrued expenses..................................................................     2,413,284       3,177,467
  Preferred stock redemptionliability...............................................            --       1,236,753
  Short-term obligation, less unamortized discount..................................             --       4,128,097
                                                                                     -------------    -------------
               Total currentliabilities............................................      3,687,104       9,691,212



Non-current liabilities:
Long-term debt, less currentmaturities...........................................       12,537,417              --
  Deferredrevenue..................................................................      5,000,000       5,000,000
  Long-term obligation, less unamortizeddiscount...................................      3,440,482              --
  Canadian affiliate put option liability...........................................     2,076,000       2,400,000
                                                                                        ----------       ---------

               Total non-currentliabilities........................................     23,053,899       7,400,000

                                                                                       -------------    -------------

Commitments and contignencles
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares authorized
    Convertible preferred stock, Series A, $.01 par value; issued and outstanding 3,105 shares at December 31, 1996, $2,015,522
      liquidationpreference........................................................            --        2,015,522
    Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at December 31, 1996, $23,800,000
      liquidationpreference........................................................            --       23,800,000
    Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at December 31, 1996, $5,100,000
      liquidationpreference........................................................            --        5,100,000
    Common Stock, $.01 par value; 70,000,000 shares authorized;
      issued 16,521,212 and 17,199,458 shares at December 31,
      1995 and 1996,respectively...................................................        165,212         171,994
    Additional paid incapital......................................................    141,759,580     151,323,022
    Accumulateddeficit.............................................................  (152,273,333)    (188,994,811)
                                                                                     -------------    -------------
                                                                                      (10,348,541)      (6,584,273)

    Less-treasury stock (14,632 and 777 shares at cost at December 31,
      1995 and 1996,respectively)..................................................       (92,954)          (2,331)
                                                                                     -------------    -------------
               Total stockholders'(deficit)........................................    (10,441,495)     (6,586,604)
                                                                                     -------------    -------------
               Total liabilities and stockholders'(deficit)........................  $  16,299,508    $   10,504,608
                                                                                     =============    ==============

   The accompanying notes are an integral part of the financial statements.


                                  SERAGEN, INC.
                            STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,


                                                  1994           1995           1996
                                              -----------    ------------   ------------

(As Restated)
Revenue:
  Contract revenue and license fees .......   $    588,350    $  3,337,388   $ 5,542,315
Operating expenses:
  Cost of contract revenue and license fees        588,350       3,337,388     4,504,243
  Researcg and development ................     15,240,195      14,086,632    13,959,405
  General and administrative ..............      4,903,963       4,904,226     5,148,465
  Licensed technology for research and
     development ..........................      2,824,217               -              -
                                              ------------    ------------   ------------
                                                23,556,725      22,328,246     23,612,113
                                              ------------    ------------   ------------
     Loss from operations .................    (22,968,375)    (18,990,858)   (18,069,798)

Loss incurred in connection with Canadian
  affiliate ...............................              -         390,136      2,923,864
Interest Income ...........................        438,338          92,924        120,740
Interest expense ..........................        113,756       1,813,128      5,453,638
                                              ------------    ------------   ------------

          Net loss ........................    (22,643,793)    (21,101,198)   (26,326,560)
                                              ============    ============   ============
Preferred stock dividends and accretion ...              -               -    (10,394,918)
                                              ============    ============   ============
Net loss applicable to common
  stockholders ............................   $(22,643,793)   ($21,101,198)  ($36,721,478)
                                              ============    ============   ============

Net loss per common share .................   $      (1.45)   ($      1.29)  ($      2.20)
                                              ============    ============   ============
Weighted average common shares
  used in computing net loss per share ....     15,631,333      16,355,587     16,724,493
                                              ============    ============   ============


    The accompanying notes are an integral part of the financial statements.


                                 SERAGEN, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1994, 1995 and 1996

                                                 Series A          Series B         Series C
                                                 Convertible       Convertible      Convertible                      Additional
                                               Preferred Stock   PreferredStock   Preferred Stock   Common Stock   Paid-In Capital
                                              ---------------  ---------------   ---------------   ------------   ---------------
                                                                                                                   (As Restated)
Balance, December 31, 1993 .................                -                -                 -     $142,698       $123,599,530
Private placement of units net of
offering costs, exercise of stock
options ..................................                  -                -                 -       11,442          6,631,269
Shares issued under corporate partner
  agreement, net of costs ..................                -                -                 -        7,871          4,657,857
Purchase of treasury stock .................                -                -                 -
Sales of treasury stock ....................                -                -                 -         130            (20,342)
Net loss ...................................                -                -                 -            -                  -
                                                  -----------      -----------        ----------     --------        ------------
Balance, December 31, 1994 .................                -                -                 -      162,141        134,868,314
Exercise of stock options ..................                -                -                 -          572             84,216
Warrants issued in connection with
  lines of credit ..........................                -                -                 -            -          4,164,996
Warrants issued in connection with
  investment in affiliate ..................                -                -                 -            -            914,000
Shares issued for commission related
  to corporate partner agreement                            -                -                 -        2,200          1,757,800
Purchase of treasury stock .................                -                -                 -            -                  -
Sales of treasury stock ....................                -                -                 -          299            (29,746)
Net loss ...................................                -                -                 -            -                  -
                                                  -----------      -----------        ----------     --------        ------------
Balance, December 31, 1995 .................                -                -                 -      165,212        141,759,580
Exercise of stock options ..................                -                -                 -        1,068             79,144
Stock issuance .............................                -                -                 -           50             20,452
Issuance of preferred stock ................      $ 4,000,000      $23,800,000        $5,000,000            -                  -
Warrants issued in connection with
  Series B preferred stock .................                -               -                 -            -           8,618,000
Preferred stock redemption liability .......       (1,236,753)               -                 -            -                  -
Dividends ..................................          171,688                -           100,000            -                  -
Preferred stock conversion .................         (919,413)               -                 -        5,664            913,749
Purchase of treasury stock .................                -                -                 -            -                  -
Sale of treasury stock .....................                -                -                 -            -            (67,903)
Net loss ...................................                -                -                 -            -                  -
                                                  -----------      -----------        ----------     --------        ------------
Balance, December 31, 1996 .................      $ 2,015,522      $23,800,000        $5,100,000     $171,994       $151,323,022
                                                  ===========      ===========        ==========     ========        ============



                                                 Accumulated          Treasury     Stockholder's
                                                   Deficits             Stock     Equity (Deficit)
                                                   --------             -----     ---------------

Balance, December 31, 1993 .................    $(108,528,342)       $ (7,375)      $ 15,206,511
Private placement of units net of
offering costs, exercise of stock
options ..................................                -                -           6,642,711
Shares issued under corporate partner
  agreement, net of costs ..................                -                -         4,665,728
Purchase of treasury stock .................                -        (150,500)          (150,500)
Sales of treasury stock ....................                -          83,777             63,565
Net loss ...................................      (22,643,793)               -       (22,643,793)
                                               --------------        ---------

Balance, December 31, 1994 .................     (131,172,135)        (74,098)         3,784,222
Exercise of stock options ..................                -                -            84,788
Warrants issued in connection with
  loss of credit ..........................                 -                -         4,164,996
Warrants issued in connection with
  investment in affiliate ..................                -                -           914,000
Shares issued for commission related
  to corporate partner agreement ...........                -                -         1,760,000
Purchase of treasury stock .................                -        (201,939)          (201,939)
Sales of treasury stock ....................                -          183,083           153,636
Net loss ...................................      (21,101,198)               -       (21,101,198)
                                               --------------        ---------      ------------
Balance, December 31, 1995 .................     (152,273,333)        (92,954)       (10,441,495)

Exercise of stock options ..................                -                -            80,212
Stock issuance .............................                -                -            20,502
Issuance of preferred stock ................         (338,640)               -        32,461,360
Warrants issued in connection with
    Series B preferred stock .................       (8,618,000)               -                 -
Preferred stock redemption liability .......                -                -        (1,236,753)
Dividends ..................................       (1,438,278)               -        (1,166,590)
Preferred stock conversion .................                -                -                 -
Purchase of treasury stock .................                -         (107,750)         (107,750)
Sale of treasury stock .....................                -          198,373           130,470
Net loss ...................................      (26,326,560)               -       (26,326,560)
                                               --------------        ---------      ------------
Balance, December 31, 1996 .................   $(188,994,811)       $  (2,331)     $ (6,586,604)
                                               ==============        =========      ============







The accompanying notes are an integral part of the financial statements.


                                 SERAGEN, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,


                                                                   1994           1995           1996
                                                                ------------   ------------    ------------
                                                                                                 (As Restated)
Cash flows from operating activities:
Net loss ...................................................   $(22,643,793)  $(21,101,198)   $(26,326,560)
Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization ............................      1,131,144        969,104         945,225
  Loss incurred in connection with Canadian affiliate ......              -
    390,136       2,923,864
  Loss on disposal of property and equipment ...............        (49,229)         2,240          71,811
  Loss from sale of marketable securities ..................         42,650              -               -
  Compensation associated with stock issuance ..............              -              -          20,502
  Purchase of technology license ...........................      2,724,217              -               -
  Amortization of discount on long-term debt ...............         28,651        687,614         687,615
  Amortization of prepaid interest .........................              -        636,319       3,528,677
  Amortization of debt issuance costs ......................              -         79,719         442,117

Changes in operating assets and liabilities:
  Grant receivable .........................................        121,139              -               -
  Contract receivable ......................................       (246,571)      (439,484)        200,794
  Unbilled contract receivable .............................       (341,779)      (154,368)       (337,836)
  Prepaid expenses and other current assets ................         51,416        192,955          49,882
  Accounts payable .........................................         26,760         94,701         386,151
  Deferred commission ......................................     (2,060,000)             -
  Accrued commission payable ...............................      2,360,000       (300,000)       (300,000)
  Accrued expenses .........................................        392,821        385,070         180,888
  Deferred revenue .........................................      5,000,000              -
                                                                 ------------   ------------    ------------
Net cash used in operating activities ......................    (13,462,574)   (18,557,192)    (17,526,870)
                                                               ------------   ------------    ------------

Cash flows from investing activities:
  Purchase of marketable securities ........................    (20,878,601)             -               -
  Proceeds from sales of marketable securities .............     18,800,903      2,034,948               -
  Purchases of property and equipment ......................       (348,398)      (351,840)       (423,015)
  Proceeds from sales of property and equipment ............          9,000              -               -
  Decrease in other assets .................................         14,363          2,970           5,353
  (Increase) decrease restricted cash account ..............       (169,974)       (47,445)       (175,000)
                                                               ------------   ------------    ------------
Net cash (used in) provided by investing activities ........     (2,572,607)      1,638,633        (592,662)
                                                               ------------   ------------    ------------

Cash flows from financing activites:
  Proceeds from preferred stock issuances ..................              -             -        9,000,000
  New proceeds from common stock issuances .................     11,372,004        238,424         210,682
  Purchases of treasury stock ..............................       (150,500)      (201,939)       (107,750)
  Proceeds from sale/leaseback .............................        416,853              -               -
  Proceeds from issuance of long-term debt .................              -     12,500,000      11,300,000
  Repayments of long-term debt .............................       (170,573)      (197,452)       (248,493)
  Debt and preferred stock issuance costs ..................              -       (521,796)       (338,680)
  Dividends paid ...........................................              -              -        (583,295)
                                                               ------------   ------------    ------------
Net cash provided by financing activities ..................     11,467,784     11,817,237      19,232,464
                                                               ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents .......     (4,567,397)    (5,101,322)      1,112,932
Cash and cash equivalents, beginning of period .............     10,104,179      5,536,782         435,460
                                                               ------------   ------------    ------------
Cash and cash equivalents, end of period ...................   $  5,536,782   $    435,460    $  1,548,392
                                                               ============   ============    ============
Supplemental disclosures of cash flows information:
  Cash paid for interest ...................................   $     85,105   $    489,195    $    761,981
                                                               ============   ============    ============

Supplemental non cash activities:
  Issuance of common stock for strategic alliance with Lilly   $          -   $  1,760,000    $          -
  Issuance of warrants and put rights to shareholders of
    Canadian affiliate .....................................   $          -   $  2,990,000    $          -
  Conversion of series A preferred stock to common stock ...   $          -   $          -    $    919,413
  Conversion of long-term debt to series B preferred stock .   $          -   $          -    $ 23,800,000
  Issuance of warrants to series B preferred stockholders ..   $          -   $          -    $  8,618,000
  Preferred stock dividends ................................   $          -   $          -    $    271,688




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

     In May 1996, the Company raised $3.8 million through the sale of Series A Preferred Stock (see Note J). On September 30, 1996, the Company raised $5 million through the sale of Series C Preferred Stock (see Note J). In February 1997, substantially all property and equipment was sold to Boston University for $5 million (see Note B) and the Company entered into a service agreement under which B.U. will perform research and development activities on behalf of the Company. In connection with the sale, at closing, approximately 100 of the Company's employees will be transferred to B.U. The Board of Directors has determined to seek ratification of this sale by disinterested shareholders.

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

     In September 1997, the Company restated its December 31, 1996 financial statements to reflect a change in the accounting treatment for the Company's Amended Sales and Distribution Agreement with Lilly on May 28, 1996. Such restatement resulted in an increase in the net loss applicable to common stockholders of $1,740,000 for the year ended December 31, 1996.(See Note O)

B. Sale of Manufacturing and Clinical Operations to Boston University

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


                                                                              DECEMBER, 31
                                                   ESTIMATED        ------------------------------
                                                  USEFUL LIFE             1995             1996
                                                  -----------       -----------        -----------
Laboratory equipment .......................     3 - 7 Years         $3,563,970        $ 3,302,145
Production equipment .......................     3 - 7 Years            292,738            378,474
Furniture and fixtures .....................     3 - 8 Years            595,887            627,989
Leasehold improvements .....................    Life of Lease         9,519,120          9,683,789
Laboratory equipment not placed in service ..       -                    67,200                  -
                                                                    -----------        -----------
                                                                     14,038,915         13,992,397

Less accumulated depreciation and
amortization                                                         (8,840,779)        (9,388,282)
                                                                    -----------        -----------
                                                                     $5,198,136        $ 4,604,115
                                                                    ===========        ===========

Subsequent to December 31, 1996, substantially all property and equipment was sold to B.U., in a transaction subject to shareholder approval. The Board of Directors has determined also to seek ratification of the sale by disinterested shareholders. see Note B.

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

    On May 28, 1996, Lilly and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. Associated with the original agreement was $2,060,000 of deferred commission expense to be recognized upon the recognition of product revenue from Lilly. The amended agreement states that the $5.0 million payment is non-refundable and Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. To the extent Lilly purchases bulk product in the future, the Company is required to pay Lilly a royalty equal to 75% of the purchase price, up to $5.0 million of total royalties. The Company will recognize the $5.0 million non-refundable payment and amortize the related deferred commission upon the sale of bulk product to Lilly or at such time Lilly acknowledges it will not purchase any bulk material. The Company previously recognized the $5.0 million non-refundable payment and expensed $2.06 million of deferred commission in the quarter ended June 30, 1996 and expensed $1.2 million associated with providing the bulk product to Lilly in the quarter ended December 31, 1996. (See Note O)

    Novartis

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

G. INVESTMENT IN CANADIAN AFFILIATE:

     On November 21, 1995, the Company formed Seragen Biopharmaceuticals Ltd. ("SBL"), a privately held Canadian research and development company located in Montreal. In a private financing, a group of six Canadian investors contributed approximately $10.0 million, acquiring units representing 51% of SBL. Each unit consists of either a share of Class A or Class B Common Stock
of SBL and a warrant to acquire   of a share of Seragen Common Stock.  The
Company issued warrants to purchase 519,033 shares of Seragen Common Stock at an exercise price of $8.79 per share. The warrants become exercisable on October 1, 1997 and expire on September 30, 2005. The Canadian investors have the option to exercise one of three different put rights related to their SBL shares after January 1, 1999, or earlier upon the occurence of certain events as defined. The Company is currently in default of its obligation to register certain shares underlying certain put rights of SBL. Put Right 1 obligates the Company to purchase the investors' 1,557,097 shares at $8.57 (Canadian $) plus 11.4% compounded annually. The Company has the option to settle in cash or common stock but the investor can require 50% of the purchase price to be paid in cash. Put Right 2 obligates the Company to purchase the investors' shares at a price of 20 times SBL's per share income over the four most recent quarters. Put Right 3 obligates the Company to exchange the investors' shares for the Company's shares (or the value of such shares) using the product of $8.57 (Canadian $) and the number of puts exercised divided by 9.487. The Company has the option to settle Put Rights 2 and 3 in cash or Seragen common stock. The put rights will terminate if SBL sells shares in an initial public offering. The Company received 49% of SBL's Class A and Class B shares in exchange for the warrants to purchase Seragen Common Stock, granting of the put rights and granting SBL the exclusive right to promote, sell and distribute in Canada pharmaceutical formulations comprising fusion proteins for all indications of fusion proteins and for the treatment of HIV in certain countries (subject to the rights granted to Lilly). SBL, with the Company's assistance, will conduct research and development and clinical trials of the Company's proprietary fusion protein products in Canada.

     In 1995, the Company determined the fair market value of the warrants and the put rights to be $914,000 and $2,076,000, respectively. The Company recorded these amounts as an investment in affiliate under the equity method. Loss incurred in connection with Canadian affiliate consists of the Company's proportionate share of SBL's loss, based on the equity method and accretion of its obligation under the put rights. At December 31, 1996, the Company reduced its investment to zero and reflected an affiliate put option liability of $2,400,000 which reflects the Company's maximum current obligation under the put options as of December 31, 1996. The put option obligation liability less the net assets of the Canadian affliate available to satisfy such liability if the put option were exercised.

     Summarized unaudited financial information for Seragen Biopharmaceuticals
     Ltd. for 1996 as follows:


    BALANCE SHEET DATA AS OF                    STATEMENT OF OPERATIONS DATA
    ------------------------                    ----------------------------
        DECEMBER 31, 1996                       FOR THE YEAR ENDED DECEMBER 31,1996
        -----------------                 ------------------------------------
          (Unaudited)                                   (Unaudited)

Current assets            $9,231,018       Investment income          $419,111
Noncurrent assets             10,410       Operating expenses          440,338
Current liabilities           14,743       Net loss                   (21,227)
Stockholders' Equity       9,226,685


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


The net operating loss carryforwards and tax credits expire approximately as follows:





                    NET OPERATING       RESEARCH       INVESTMENT TAX
                        LOSS           TAX CREDIT          CREDIT
EXPIRATION DATE     CARRYFORWARDS     CARRYFORWARDS     CARRYFORWARDS
- ---------------     -------------     -------------    ---------------
   1997                1,765,000           109,000           4,000
   1998                2,504,000           168,000           7,000
   1999                3,548,000           216,000          19,000
   2000                2,224,000                 -          15,000
   2001                  223,000                 -               -
2002 - 2011          165,408,000         4,419,000               -
                    ------------        ----------         -------
                    $175,672,000        $4,912,000         $45,000
                    ------------        ----------         -------

The components of the Company's deferred tax assets are as follows:


                                                     December 31,
                                              ----------------------------
                                                 1995              1996
                                              ----------       ----------
     Net Operating loss carryforwards        $ 62,631,000     $ 69,694,000
     Research and development credits           4,625,000        4,912,000
     Investment tax credits                        49,000           45,000
     Temporary differences                        266,000        1,727,000
                                           ------------     ------------
                                               67,571,000       76,378,000
     Valuation allowance                      (67,571,000)     (76,378,000)
                                             ------------     ------------
                                             $          -     $          -
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

License Fees

     In December 1994, the Company entered into a license agreement with Ajinomoto Company, Inc. which provides the Company with exclusive worldwide rights with respect to the Company's fusion proteins under Ajinomoto's IL-2 gene patents. As a result of this agreement, the Company has acquired the right to market IL-2 Fusion Protein products in Japan, Korea, China, Hong Kong and Taiwan. The Company has made an up-front payment of $100,000 under this agreement and is required to make a payment of $4.3 million by May 31, 1997. The future obligation has been discounted at a 20% discount rate, resulting in an obligation of $3.4 million and $4.1 million at December 31, 1995 and 1996, respectively. The present value of this license fee was recorded as research and development expense in the year ended December 31, 1994.

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

     On May 29, 1996, the Company raised gross proceeds of $4 million (approximately $3.8 million net of offering fees) through the sale of 4,000 shares of Seragen convertible Series A Preferred Stock ("Series A Shares") to investors outside the United States under Regulation S of the Securities Act of 1993. The Series A Shares are convertible at the option of the holders, beginning July 15, 1996, into shares of Seragen Common Stock at a per share conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date up to a maximum of 3,321,563 shares of Seragen Common Stock. Any shares the investor is unable to convert due to this limitation may be exchanged for $1,150 per share in cash. Terms of the Series A Shares also provide for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion. The holders of the Series A Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each Series A Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series A Shares so that such amount must be paid on each Series A Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series A Shares. Any shares which remain outstanding on November 29, 1997 will be automatically converted into shares of Seragen Common Stock. As of December 31, 1996, 895 Series A Shares were converted into 566,400 shares of Common Stock at conversion prices ranging from $1.022 to $2.774 per share. The Series A Shares were reflected at $2,015,522 at December 31,1996 representing their liquidation value which includes accrued dividends payable from the issuance date through December 31, 1996. At December 31, 1996, $1,236,753 was reclassified to a current liability representing the 1,361,313 shares of common stock that would be required to be redeemed due to the conversion cap limitation as of December 31, 1996.

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


    Non-Employee Directors Non-Qualified Stock Option Plan

     The Company's 1992 Non-Employee Directors Non-Qualified Stock Option Plan provides for the granting of nonstatutory stock options at fair market value to Directors of the Company who are not officers or employees of the Company or Trustees of B.U. There are 200,000 common shares reserved for issuance pursuant to this plan. Commencing with the first date on which elected to serve as a director of the Company or on February 5, 1992, whichever is later, each eligible Director shall be granted an option to purchase 5,000 shares of Common Stock at the fair market value of the Common Stock on the date the option is granted, provided, however, that for any eligible Director who has previously been awarded options to purchase stock in connection with his service as a director of the Company, the grant shall be reduced by the number of shares underlying the previous grants. At the commencement of each subsequent twelve month period in which the Director is elected to continue in office, an additional option to purchase 1,000 shares at fair market value shall be granted. The options acquired under the plan shall be exercisable upon completion of a full term of office as a member of the Board of Directors after the grant and if for any reason the term is not completed, or if the Director has failed to attend at least seventy-five percent (75%) of the regularly called meetings of the Board of Directors during such term, the option will be forfeited.

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


     The assumptions used and the weighted average information for the years ended December 31, 1995 and 1996 are as follows:

     The assumptions used and the weighted average information for the years ended December 31, 1995 and 1996 are as follows:

                                             DECEMBER 31, 1995     DECEMBER31, 1996
                                             -----------------    -----------------
Risk-free interest rates...............        6.01% - 7.47%         5.52% -6.73%
Expected dividend yield................              -                     -

Expected lives.........................            7.5 years             7.5years
Expected volatility....................                  96%                  96%
Weighted-average grant-date fair
  value options granted during
  the period...........................                $5.57                $1.37

Weighted-average exercise price........

Weighted-average remaining contractual                 $8.36                $2.60
  life of options oustanding...........           6.20 years            9.25years

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

     Approximate future minimum lease payments at December 31, 1996 are as follows:

                                                                     OPERATING
                                                                        LEASES


1997 .....................................................          1,372,000
1998 ......................................................         1,064,000
1999 ......................................................           870,000
2000 ......................................................           776,000
2001 ......................................................           776,000
Thereafter ................................................          5,891,000


Total minimum lease payments ..............................         $5,891,000
                                                                    ==========

     Substantially all of the Company's operating leases and commitments were assumed by B.U. in connection with the sale of substantially all of the Company's assets to B.U. (see Note B).

    Royalty Arrangements

     The Company has various royalty arrangements with third parties which expire beginning in 1998 and ending in 2014. The Company's obligated to pay royalties ranging from .5% to 5% of net sales. To date, the Company has recognized no royalties under these arrangements.

    Employment Contracts

     The Company has entered into employment contracts with key employees that provide for minimum salary and severance payments as defined.

    Employee Benefits

     The Company has a 401(k) savings plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. Although the Company may make matching contributions, there were no such contributions to the plan in 1994, 1995 and 1996.

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

N. ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                                                            DECEMBER 31,

                                                  --------------------------
                                                      1995              1996
                                                  ---------         ---------

Clinical and research ..................          $  845,426        $1,158,421
Professional service fees ..............             131,632           219,062
Payroll, vacation and benefits .........             736,965           632,778
Other expenses .........................             699,261           583,911
Dividends ..............................                  --           583,295
                                                  ----------        ----------
                                                  $2,413,284        $3,177,467
                                                  ==========        ==========

O. Restatement of December 31, 1996 Financial Statements

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,

1996), (2) capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). (See Notes D and O). The following table presents the net loss, the net loss applicable to common stockholders, and the net loss per share as originally reported, and as restated.

                                                              For the YearEnded
                                                              December 31,1996
                                                             ------------------

                                                        As reported         As restated
                                                        -----------         -----------
Net loss                                               $(24,586,560)        $(26,326,560)

Net loss applicable to
common stockholders                                     (34,981,478)         (36,721,478)

Net loss per share                                           $(2.09)              $(2.20)





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


NAME                              AGE       POSITIONS WITH THE COMPANY
----                              ---       --------------------------
Reed R. Prior ................    46        Chairman of the Board of
Directors,
                                            Chief Executive Officer and
Director

John E. Bagalay...............    63        Director



Gerald S. J. Cassidy .........    56        Director

Elizabeth Chen ...............    33        Vice President of Business
                                            Development

Kenneth G. Condon ............    49        Director

Norman A. Jacobs .............    59        Director

John R. Murphy, Ph.D..........    55        Director

Jean C. Nichols, Ph.D. ........   46        President, Chief Technology
Officer
                                            and Director

John R. Silber, Ph.D. .........   70        Director




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

     John E. Bagalay, Jr., Ph.D., Esq. -- Dr. Bagalay has served as a member of the Board of Directors of the Company since March 1991. Dr. Bagalay has been Managing Director of Community Technology Fund, the venture capital fund of Boston University, since 1989. From 1984 to 1988, Dr. Bagalay served as General Counsel of Lower Colorado River Authority, a regulated electric utility in Austin, Texas. Prior to that time, he was General Counsel of Houston First Financial Group and General Counsel of Texas Commerce Bancshares, Inc. He is a director of Cytogen Corp., a director and member of the Compensation Committee of Wave Systems Corp. and of Hymedix, Inc., and a director of several privately held companies.

     Gerald S.J. Cassidy -- Mr. Cassidy has served as a member of the Board of Directors of the Company since December 1987. Mr. Cassidy is the founder and Chairman, since 1975, of The Cassidy Companies, Inc., a holding company specializing in corporate public affairs services. Prior to the establishment of The Cassidy Companies, he worked as a Trial Attorney in the South Florida Migrant Legal Services Program, as Executive Director and General Counsel of the Democratic National Committee's 1973 Reform Commission, and on two separate occasions, from 1969 to 1973 and from 1974 to 1975, as General Counsel of the U.S. Senate's Select Committee on Nutrition and Human Needs.
He has been a featured speaker on legislative issues at numerous governmental, university, industry, and trade association conferences. He is a member of the Board of Trustees of Tougaloo College, the Steering Committee of the Capital Campaign for Villanova University, the Board of Overseers for the School of Nutrition at Tufts University, the Board of Trustees of Fontbonne College, the Board of Directors of the Children's Inn at the National Institute of Health, and a member of the Board of Trustees of the Washington Theological Union. Mr. Cassidy holds a B.S. from Villanova University and a J.D. from the Cornell University School of Law. In 1995 he received an Honorary Doctor of Social Science Degree from Villanova University.

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

     John R. Murphy, Ph.D. -- Dr. Murphy has served as a member of the Board of Directors of the Company since 1985. Since 1984, he has held various positions at the Boston University School of Medicine and is currently Professor of Medicine, Biochemistry and Microbiology at the Boston University School of Medicine, and Chief of Biomolecular Medicine at the Boston University Medical Center/University Hospital. From 1973 to 1984, he was an Assistant and Associate Professor of Microbiology and Molecular Genetics at Harvard University. Dr. Murphy holds a Bachelor of Arts degree in Zoology and a Masters degree in Microbiology from the University of Connecticut and a Doctorate degree from the University of Connecticut School of Medicine. Dr. Murphy completed his postdoctoral training at Harvard University as a Research Fellow of Biology.

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


SUMMARY COMPENSATION TABLE


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION(1)
                               ----------------------

                                                                     OTHER      LONG-TERM
NAME AND                                                             ANNUAL    COMPENSATION
PRINCIPAL POSITION                 YEAR    SALARY($)    BONUS($)  COMPENSATION  SECURITIES
------------------                 ----    ---------    -------- ------------   UNDERLYING
                                                                                 OPTIONS #
                                                                                 ---------
Reed R. Prior                      1996   $ 55,417(2)  $100,000(3)  $17,845(4)  4,885,747
Chairman, Chief Executive
Officer and Treasurer

George W. Masters(5)               1996    237,812(6)    30,000(7)   41,130(8)     50,000
Vice Chairman, Chief Executive     1995    300,000            -      42,248(9)     40,000
Officer and President              1994    275,000(10)   70,000(11)  44,716(12)    40,000

Jean C. Nichols, Ph.D.             1996    195,542(13)        -           -       692,752(14)
President and Chief                1995    190,000            -           -        18,000(15)
Technology Officer                 1994    175,000       38,500(11)       -        17,500(15)

Leonard F. Estis, Ph.D.(16)        1996    146,667            -           -         9,328
Vice President for Research &      1995    160,000            -           -        15,000
Development                        1994    152,000       30,000(11)       -        17,500

Thomas N. Konatich(17)             1996    138,125(18)        -      21,372(19)    10,348
Vice President for Finance,        1995    145,000            -            -       12,000
Chief Financial Officer            1994    130,000       26,000(11)        -       15,000


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

                                            NUMBER OF      MARKET PRICE      EXERCISE
                                            SECURITIES     OF STOCK AT    PRICE AT TIME                 LENGTH OF
ORIGINAL
                                             UNDERLYING        TIME OF       OFREPRICING                 OPTION TERM
                                             OPTIONS      REPRICING OR         OR           NEW        REMAINING AT
DATE OF
                                            REPRICED OR      AMENDMENT      AMENDMENT      EXERCISE        REPRICING OR
NAME                              DATE       AMENDED(#)          ($)            ($)        PRICE($)       AMENDMENT NAME
----                              ----       ----------          ---            ---        --------      ---------------

Reed R. Prior                      -             -               -              -              -                  -

George W. Masters(1)               -             -               -              -              -                  -

Jean C. Nichols,Ph.D.(2)       12/18/96        19,230           1.313       15.00           1.313      1 Year & 9 Months

                               12/18/96        15,000           1.313       15.00           1.313      2 Years & 2 Months

                               12/18/96        80,500           1.313       15.00           1.313      5 Years & 1 Month

                               12/18/96        17,500           1.313        6.50           1.313      7 Years & 2 Months

                               12/18/96        18,000           1.313        5.50           1.313      8 Years & 4 Months

                               12/18/96        14,179           1.313        4.25           1.313      9 Years & 4 Months

Leonard F. Estis,
Ph.D.(3)                           -             -               -              -              -                  -

Thomas N. Konatich(4)              -             -               -              -              -                  -




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

     Pursuant to Dr. Nichols' employment agreement, in December 1996, the Company issued to Dr. Nichols an option to purchase 678,573 shares of common stock at a price of $1.31 per share, to vest in 36 equal monthly increments during the term of the agreement and canceled options for 164,409 shares of common stock. Such option in addition to an existing option for 50,000 shares equal to 1.275% of the Company's common stock, on a fully diluted basis. The agreement also provides for anti-dilution protections which, among other things, require the Company to issue additional options as necessary to cause the number of shares underlying her stock options to equal but not exceed 1.275% of the Company's outstanding Common Stock on a fully diluted basis. These anti-dilution provisions will be applicable until the Company sells $20,000,000 in equity or convertible securities to non-affiliated persons.
The Company has the obligation to register and maintain registration for resale of such shares on Form S-8.

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

    In connection with the issuance of 23,800 shares of Series B preferred stock (the "Series B Shares"), the Company formed Seragen Technology, Inc. ("STI"). The Company transferred all of its exsisting and future United States patents and patent applications (the"Patents") to STI in exchange for 214,200 shares of STI's Class A Common Stock and 23,800 shares of STI's Class B Common Stock (the"Class B Shares"). Each share of STI Class A Common Stock is owned by the Company. The Company has transferred the Class B Shares to the holders of the Series B Shares.

   STI has no operations, and its sole asset is the Patents. Its authorized capital Stock consists of 214,200 shares of Class A Common Stock and 23,800 shares of Class B Common Stock, all of which as described in the paragraph above, is issued and outstanding. Each share of STI Class A Common Stock and STI Class B Common Stock is entitled to one vote on all matters submitted to a vote of STI shareholders, voting together as a single class.

   Simultaneously with the contribution of the Patents to STI, the Company entered into a license agreement with STI pursuant to which STI granted to the Company an irrevocable worldwide exclusive license with respect to the Patents (the "Irrevocable License Argeement"). Under the terms of the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties to STI in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The shares of STI Class B Common Stock, in turn, are entitled to receive cumulative divends equal to any royalty payable to STI under the Irrevocable License Agreement.

   STI has executed a collateral assignment of the Patents in favor of the holders of the Class B Shares, which is being held by an escrow agent. The escrow agent is required to deliver collateral assignment to the holders of the Class B Shares if dividends on the Class B Shares are in arrears and STI fails for 60 days, after the receipt of notice from the holders of the Class B Shares, to pay the dividends due. Likewise, the holders of Class B Shares have executed a reassignment of the Patents to STI, which also is being held by the escrow agent. The escrow agent is obligated to deliver the reassignment of the Patents to STI upon the redemption by STI of all of the Class B Shares. The Class B Shares are required to be redeemed upon the redemption or conversion of Series B Shares in a number equal to the number of Series B Shares redeemed or converted. The collateral assignment of the Patents secures only STI's dividend payment obligations on the Class B Shares and does not secure any other amounts (e.g., the liquidation preference of the Series B Shares). The collateral assignment of the Patents has no effect until the escrow agent is instructed to deliver it to the holders of the Class B Shares.

   The Company has not paid the cash dividends due Defcember 31, 1996 and March 31, 1997, on the Series B Shares, nor has the Company made the royalty payments due to STI on January 1, 1997, and April 1, 1997. Correspondingly, STI has not paid the dividends due January 1, 1997, and April 1, 1997, on the Class B Shares.

   Delivery of notice by the agent for the holders of the Class B Shares to the escrow agent in accordance with the collateral assignment of the Patents is the only condition to delivery of the collateral assignment of the Patents to the holders of the Class B Shares. If the holders of the Class B Shares were to deliver this notice to the escrow agent, they would thereafter have the right to foreclose on the Patents, subject to the Company's rights under the Irrevocable License Agreement. To the Company's knowledge, the holders of the Class B Shares have not delivered this notice to the escrow agent.



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



                                SHARE OWNERSHIP

                                                    PERCENTAGE
                                                   BENEFICIALLY
                                                   OWNED (1)(2)
NAME(**)                                         NUMBER OF SHARES
PERCENT
--------                                         ----------------

Boston University                               28,949,368(3)(4)(5)      74.8%
  881 Commonwealth Avenue
  Boston, MA 02215

Leon C. Hirsch                                  10,247,681(3)(6)         36.2%
  150 Glover Avenue
  Norwalk, CT 06856

Turi Josefsen                                    4,391,862(3)(7)         19.6%
  150 Glover Avenue
  Norwalk, CT 06856

P.R.I.F., L.P.                                   1,905,042(8)             9.5%
  175 Bloor Street East
  South Tower, 6th Floor
  Toronto, Canada AG

John E. Bagalay, Jr                                  4,000(9)               *

Gerald S.J. Cassidy                              2,958,084(3)(10)        14.1%
  700 13th Street, N.W., Suite 400
  Washington, DC 20005

Kenneth G. Condon, C.P.A.                            5,200(5)(11)           *

Leonard F. Estis, Ph.D.                              1,136                  *

Norman A. Jacobs                                    19,000(12)              *

Thomas N. Konatich                                     905(13)              *

George W. Masters                                   42,313(14)              *



John R. Murphy, Ph.D.                              175,050(15)              *

Jean C. Nichols, Ph.D.                             190,450(16)            1.0%

Reed R. Prior                                      712,503(17)            3.8%

John R. Silber, Ph.D.                              178,500(18)              *

All Officers and Directors as a Group            4,287,141               19.4%


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

 (8) Includes 1,905,042 shares of Common Stock issuable upon conversion of 2,402 shares of Series A Preferred Stock and accrued dividends thereon (the maximum number of shares of Common Stock that the Series A shares may convert into). P.R.I.F., L.P. ("PRIF") is a limited partnership, the sole general partner of which is HB and Co., Inc. ("HB"). HB has the exclusive authority to manage, control and administer investments and affairs of PRIF. The holder of all issued and outstanding shares of HB is Lillian Brachfeld. Henry Brachfeld is the sole director of HB and, as the sole executive officer of HB,is its President and Secretary. This information is based solely on a Schedule 13D filed with the Securities and Exchange Commission and dated June 21, 1996.

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

     In January 1988, pursuant to a Technology Purchase and Royalty Agreement (the "Technology Agreement") which was contemplated at the time Boston University acquired the Technology from Nycomed, Boston University transferred to the Company the Technology and Marketing Rights obtained from Nycomed in exchange for a continuing royalty with respect to sales of the Products until the expiration of all patents relative to the Technology. Thereafter, the Company agreed to pay Boston University a reduced royalty based on a percentage of net sales for a period of 10 years after the expiration of such patents. The Technology Agreement provides Boston University with a security interest in the Technology and Marketing Rights, whereby upon a default by the Company in the terms of the Technology Agreement, the Technology and Marketing Rights would automatically be transferred back to Boston University. A default under the Technology Agreement shall occur if, among other things, the Company breaches its obligations under the Technology Agreement.

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

    In connection with the issuance of 23,800 shares of Series B preferred stock (the "Series B Shares"), the Company formed Seragen Technology, Inc. ("STI"). The Company transferred all of its exsisting and future United States patents and patent applications (the"Patents") to STI in exchange for 214,200 shares of STI's Class A Common Stock and 23,800 shares of STI's Class B Common Stock (the"Class B Shares"). Each share of STI Class A Common Stock is owned by the Company. The Company has transferred the Class B Shares to the holders of the Series B Shares. STI has no operations, and its sole asset is the Patents. Its authorized capital Stock consists of 214,200 shares of Class A Common Stock and 23,800 shares of Class B Common Stock, all of which as described in the paragraph above, is issued and outstanding. Each share of STI Class A Common Stock and STI Class B Common Stock is entitled to one vote on all matters submitted to a vote of STI shareholders, voting together as a single class.

     Simultaneously with the contribution of the Patents to STI, the Company entered into a license agreement with STI pursuant to which STI granted to the Company an irrevocable worldwide exclusive license with respect to the Patents (the "Irrevocable License Argeement"). Under the terms of the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties to STI in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The shares of STI Class B Common Stock, in turn, are entitled to receive cumulative divends equal to any royalty payable to STI under the Irrevocable License Agreement.

     STI has executed a collateral assignment of the Patents in favor of the holders of the Class B Shares, which is being held by an escrow agent. The escrow agent is required to deliver collateral assignment to the holders of the Class B Shares if dividends on the Class B Shares are in arrears and STI fails for 60 days, after the receipt of notice from the holders of the Class B Shares, to pay the dividends due. Likewise, the holders of Class B Shares have executed a reassignment of the Patents to STI, which also is being held by the escrow agent. The escrow agent is obligated to deliver the reassignment of the Patents to STI upon the redemption by STI of all of the Class B Shares. The Class B Shares are required to be redeemed upon the redemption or conversion of Series B Shares in a number equal to the number of Series B Shares redeemed or converted. The collateral assignment of the Patents secures only STI's dividend payment obligations on the Class B Shares and does not secure any other amounts (e.g., the liquidation preference of the Series B Shares). The collateral assignment of the Patents has no effect until the escrow agent is instructed to deliver it to the holders of the Class B Shares.

     The Company has not paid the cash dividends due Defcember 31, 1996 and March 31, 1997, on the Series B Shares, nor has the Company made the royalty payments due to STI on January 1, 1997, and April 1, 1997. Correspondingly, STI has not paid the dividends due January 1, 1997, and April 1, 1997, on the Class B Shares.

     Delivery of notice by the agent for the holders of the Class B Shares to the escrow agent in accordance with the collateral assignment of the Patents is the only condition to delivery of the collateral assignment of the Patents to the holders of the Class B Shares. If the holders of the Class B Shares were to deliver this notice to the escrow agent, they would thereafter have the right to foreclose on the Patents, subject to the Company's rights under the Irrevocable License Agreement. To the Company's knowledge, the holders of the Class B Shares have not delivered this notice to the escrow agent.

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

EXHIBIT INDEX

Exhibit
Number              Description                                          Page
- -------           -----------                                          ----

(27)                Restated Financial Data Schedule                      84

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Seragen, Inc.

By:      /s/ Reed R. Prior                          Dated: October 31, 1997
   ------------------------------
                Reed R. Prior
                Chairman of the Board
                And Chief Executive Officer