Form 10-Q/A
period 1997-03-31
SERAGEN INC
filed 1997-10-31
CIK 833299

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

                              SERAGEN, INC.

                                 INDEX



                                                                     Page
                                                                     ____
PART I - FINANCIAL INFORMATION
______________________________

Item 1 - Financial Statements
  Balance Sheets
   December 31, 1996 and March 31, 1997 (As Restated) . .             3

  Statements of Operations
   Three Months Ended March 31, 1996 and 1997 . . . . . .             4

  Statements of Cash Flows
   Three Months Ended March 31, 1996 and 1997 . . . . . .             5

  Notes to Financial Statements. . . . . . . . . . . . . .            6


Item 2 - Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . .            9




PART II - OTHER INFORMATION
___________________________

Item 1 -  Legal Proceedings (None)
Item 2 -  Submission of Matters to a Vote of Security Holders (None)
Item 3 -  Other Information (None)
Item 6 -  Exhibits . . . . . . . . . . . .. . . . . . . .             15
Signatures  . . . . . . . . . . . . . . . . . . . . . . .             16





                                  2





                                                         SERAGEN, INC.
                                                        BALANCE SHEETS

                            Assets                                      December 31,     March 31, 1997
                                                                            1996         (Unaudited)
                                                                      ______________    ______________
                                                                         (As Restated)    (As Restated)
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . .          $  1,548,392    $    2,122,889
 Restricted cash . . . . . . . . . . . . . . . . . . . . . . .               610,318           610,318
 Contract receivable . . . . . . . . . . . . . . . . . . . . .               485,261           373,963
 Unbilled contract receivable. . . . . . . . . . . . . . . . .               833,983           901,789
 Prepaid expenses and other current assets . . . . . . . . . .               285,356           198,185
                                                                        ____________    ______________
     Total current assets  . . . . . . . . . . . . . . . . . .             3,763,310         4,207,144

Property and equipment, net. . . . . . . . . . . . . . . . . .             4,604,115         4,376,566
Deferred Commission. . . . . . . . . . . . . . . . . . . . . .             2,060,000         2,060,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                77,183            39,211
                                                                        ____________    ______________
     Total assets  . . . . . . . . . . . . . . . . . . . . . .          $ 10,504,608        10,682,921
                                                                        ============    ==============
         Liabilities and Stockholders' (Deficit)
Current liabilities:
 Accounts payable  . . . . . . . . . . . . . . . . . . . . . .             1,111,477           609,321
 Current maturities of long-term debt. . . . . . . . . . . . .                37,418            29,401
 Deposit received from Boston University . . . . . . . . . . .                     -         4,500,000
 Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .             3,177,467         3,600,279
 Preferred stock redemption liability. . . . . . . . . . . . .             1,236,753         1,370,075
 Short-term obligation, less unamortized discount  . . . . . .             4,128,097         4,300,000
                                                                         ___________      ____________
     Total current liabilities . . . . . . . . . . . . . . . .             9,691,212        14,409,076
                                                                         ___________      ____________
Non-current liabilities:
 Deferred Revenue. . . . . . . . . . . . . . . . . . . . . . .             5,000,000         5,000,000
 Canadian affiliate put option liability . . . . . . . . . . .             2,400,000         2,400,000
                                                                         ___________      ____________
     Total non-current liabilities . . . . . . . . . . . . . .             7,400,000         7,400,000
                                                                         ___________      ____________
Commitments and contingencies
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares authorized
  Convertible preferred stock, Series A, $.01 par value; issued and outstanding 2,402 shares at March 31, 1997, $1,193,108
  liquidation preference   . . . . . . . . . . . . . . . . . .             2,015,522         1,193,108
  Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at March 31, 1997, $23,800,000
  liquidation preference . . . . . . . . . . . . . . . . . . .            23,800,000        23,800,000
  Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at March 31, 1997, $5,200,000
  liquidation preference . . . . . . . . . . . . . . . . . . .             5,100,000         5,200,000

Common stock, $.01 par value; 70,000,000 shares authorized;
  issued 17,199,458 and 18,049,658 shares at December 31, 1996
  and March 31, 1997, respectively . . . . . . . . . . . . . .               171,994           180,497

 Additional paid in capital  . . . . . . . . . . . . . . . . .           151,323,022       152,052,800
 Accumulated deficit   . . . . . . . . . . . . . . . . . . . .          (188,994,811)     (193,550,229)
                                                                        _____________      ____________
                                                                          (6,584,273)      (11,123,824)
Less-treasury stock (777 shares at cost at December 31, 1996
  and March 31, 1997, respectively). . . . . . . . . . . . . .                (2,331)           (2,331)
                                                                         ____________      ____________
      Total stockholders' (deficit)  . . . . . . . . . . . . .            (6,586,604)      (11,126,155)
                                                                         ____________       ___________
      Total liabilities and stockholders' (deficit)  . . . . .          $ 10,504,608      $ 10,682,921
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



                                                    SERAGEN, INC.
                                              STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                           For the three months
                                                                              ended March 31,
                                                          _____________________________________________
                                                                     1996                     1997
                                                               ________________       _________________
Revenue:
  Contract revenue and license fees . . . . . . . . . . . .       $1,498,992            $    911,625


Operating expenses:
  Cost of contract revenue. . . . . . . . . . . . . . . . .        1,398,992                 882,034
  Research and development. . . . . . . . . . . . . . . . .        3,572,974               2,516,840
  General and administrative. . . . . . . . . . . . . . . .        1,361,356               1,189,803
                                                                 ____________           _____________
                                                                   6,333,322               4,588,677
                                                                 ____________           _____________
Loss from operations  . . . . . . . . . . . . . . . . . . .       (4,834,330)             (3,677,052)


Loss incurred in connection with Canadian
 affiliate  . . . . . . . . . . . . . . . . . . . . . . . .        1,170,408                       -
Interest income . . . . . . . . . . . . . . . . . . . . . .           15,655                  14,703
Interest expense  . . . . . . . . . . . . . . . . . . . . .          793,975                 172,366
                                                                _____________           _____________

       Net loss . . . . . . . . . . . . . . . . . . . . . .       (6,783,058)             (3,834,715)
                                                                ------------              ----------

Preferred stock dividends and accretion . . . . . . . . . .                -                 720,703

Net loss applicable to common stockholders. . . . . . . . .       (6,783,058)             (4,555,418)
                                                                =============          ==============

Net loss per common share . . . . . . . . . . . . . . . . .       $    (0.41)            $     (0.25)
                                                                =============          ==============

Weighted average common shares
  used in computing net loss per share. . . . . . . . . . .        16,558,168             17,936,675
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

    In September 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's Amended Sales and Distribution Agreement with Lilly on May 28, 1996. (See Note 6)

2.  Use of Estimates

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

4.  Amendment to Lilly Agreements

    On April 7, 1997, the Company entered into an amendment (the "Amendment") to its Sales and Distribution Agreement and Development Agreement with Eli Lilly and Company ("Lilly") pursuant to which Lilly had originally obtained the development and marketing rights to the Company's lead molecule DAB389IL-2

                                      SERAGEN, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)

("IL-2 Fusion Protein") for all cancer and certain non-cancer indications. Under the terms of the Amendment, subject to certain limitations, Lilly relinquished all other development and marketing rights to IL-2 Fusion Protein for non-cancer indications, as well as rights to other molecules. In addition, Lilly agreed to pay to Ajinomoto Company, Inc. ("Ajinomoto") on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 obligation to Ajinomoto under the Company's restructed agreement with Ajinomoto. Pursuant to the Amendment, Lilly is permitted to credit $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the next $1.5 million milestone payment that falls due from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly on the submission by the Company of a U.S. Biologics License Application ("BLA") for cutaneous T-cell lymphoma ("CTCL") to the Food and Drug Administration ("FDA"). Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Among the relevant milestones and requirements referenced in the preceding sentence are the Company's obtaining commitments for $5.0 million of new investment capital by July 1, 1997, and closing on the same by August 1, 1997, and the Company obtaining $15.0 million of new investment capital by October 1, 1997. On
July 31, 1997, the Company reported that it had obtained $5.0 million through an agreement with U.S. Surgical Corporation.

     In exchange, the Company issued to Lilly in a private placement 1.0 million shares of its common stock. The shares of common stock issued to Lilly are valued at the closing price of the Company's Common Stock as reported on Nasdaq on the date of issuance of the shares to Lilly, less a discount of 20% to reflect a discount from the Nasdaq closing price because the shares are not registered under the Securities Act of 1933. The Company has valued the 1.0 million shares of common stock issued to Lilly at $800,000 based on the April 7, 1997 Nasdaq closing price of $1.00, less 20%, and will record it as research and development expense in the quarter ended June 30, 1997.

5.       Sale of Manufacturing and Clinical Operations to Boston University

    On February 14, 1997, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5.0 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company is permitted to use the purchase price and operating cost deposits to fund its current operations, although as of March 31, 1997, such deposit was recorded as a liability.

     Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into a service agreement ("the Service Agreement") with Boston

                                         SERAGEN, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                         (Unaudited)

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

  At the closing, most of the Company's employees involved in the manufacturing and clinical operations will become employees of Boston University. Both the purchase price and operating cost deposits are subject to refund to Boston University in the event that conditions for closing are not met. Upon the closing of this transaction, the Company will account for the gain and the sale of the operating facility and the excess of the reimbursed operating costs over the amount due to Boston University, pursuant to the Service Agreement dated as of February 14, 1997 for the period from February 14, 1997, until the closing of the transaction, as a contribution of capital. As of March 31, 1997, the net amount due from Boston University to the Company in respect of the operating facility's operating expenses for the period from February 14, 1997 to March 31, 1997, was approximately $779,678.


6. Restatement of 1996 Financial Statements

   In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). As a result of the restatement discussed above, the accumulated deficit increased by $1,740,000, deferred commissions increased by $2,060,000, deferred revenue increased by $5.0 million and the Lilly contract obligation decreased by $1.2 million.
                           8

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

Restatement of 1996 Financial Statements

   In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). As a result of the restatement discussed above, the accumulated deficit increased by $1,740,000, deferred commissions increased by $2,060,000, deferred revenue increased by $5.0 million and the Lilly contract obligation decreased by $1.2 million.(See Note 6)

                              SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

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

    Total operating expenses for the quarter ended March 31, 1997 decreased by $1.7 million to $4.6 million in 1997 from $6.3 million in 1996. This decrease of $1.7 million was primarily due to management's decision in December 1996 to reduce operating expenses and streamline the Company's organization. The Company eliminated approximately 17% of its workforce. In addition, the Company decided to put non-essential purchases on hold until the Company completed the sale of its facilities operation to Boston University. There also was a decrease due to a reduction in validation fees of approximately $200,000. The cost of contract revenue was $882,000 in 1997 as compared to $1.4 million in 1996, a decrease of $518,000, reflecting the completion of certain clinical data management milestones in 1996 and the winding down of patient enrollment in 1997 for a Phase III clinical trial for IL-2 Fusion Protein for CTCL. Research and development expenses decreased by $1.1 million to $2.5 million in the first three months of 1997 from $3.6 million for the first three months of 1996. This decrease was primarily the result of a reduction in the workforce and the hold on non-essential purchases mentioned above. This decrease was partially offset by an increase in expenses related to the initiation in the fourth quarter of 1996 of a Phase I/II clinical trial of IL-2 Fusion Protein for psoriasis therapy and a Phase I/II clinical trial of DAB389EGF ("EGF Fusion Protein") for non-small cell lung cancer. General and administrative expenses decreased by $200,000 to $1.2 million in the first three months of 1997 as compared to $1.4 million in the first three months of 1996. This decrease was primarily due to the reduction in workforce mentioned above and a reduction in recruiting costs. This decrease was partially offset by an increase in legal fees.

    The loss incurred in connection with the Company's Canadian affiliate decreased by $1.2 million in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The Company believes the current maximum obligation to the Canadian affiliate is $2.4 million, which was accrued as of December 31, 1996. Interest income was substantially unchanged in the first quarter of 1997 as compared to the first quarter of 1996. Interest expense decreased by $622,000 to $172,000 in the first quarter of 1997 from $794,000 in the first quarter of 1996 due to the restructuring of

                              SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the lines of credit which occurred in July 1996.

 Restatement of 1996 Financial Statements

   In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2)capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). As a result of the restatement discussed above, the accumulated deficit increased by $1,740,000, deferred commissions increased by $2,060,000, deferred revenue increased by $5.0 million and the Lilly contract obligation decreased by $1.2 million.(See Note 6).

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

                              SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  As of February 14, 1997, the Company entered into the Asset Purchase Agreement to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5.0 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumed responsibility for the facility's operations, including responsibility for operating costs. The Company is permitted to use the purchase price and operating costs deposits to fund its current operations although, as of March 31, 1997, such deposit was recorded as a liability. The net book value of the assets to be sold to Boston University was $4.4 million as of March 31, 1997. These assets represent substantially all of the Company's property and equipment and consist primarily of leasehold improvements to the Company's manufacturing facility, laboratory facilities and laboratory equipment.

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

     At the closing, most of the Company's employees involved in the manufacturing and clinical operations will become employees of Boston University. Both the purchase price and the operating costs deposits are subject to refund to Boston University in the event that conditions for closing are not met. Upon the closing of this transaction, the Company will account for the gain and the sale of the operating facility and the excess of the reimbursed operating costs over the amount due to Boston University, pursuant to the Service Agreement dated as of February 14, 1997 for the period from February 14, 1997, until the closing of the transaction, as a contribution of capital. As of March 31, 1997, the net amount due from Boston University from the Company in respect of the operating facility's operating expenses for the period from February 14, 1997 to March 31, 1997 was approximately $779,678.

    The Company expects that the transactions with Boston University discussed above will effectively out-source the Company's research and development activities, and reduce the Company's cash needs, both for capital expenditures and operating expenses. The Company is subject to certain additional risks and expenditures, including termination of its contract service agreement if the Company does not reimburse Boston University for the losses in excess of $9.0 million in a contract year, provided that, after notice, the Company does not pay Boston University the difference between its actual losses for that year and $9.0 million. If the Company is unable to or chooses not to make the additional payments, it will be forced to change to a new service provider. This could adversely affect the Company's research and

                             SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

development efforts.

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

   At December 31, 1996, the Company's net tangible assets (total assets minus liabilities and goodwill) was approximately ($6.6 million as restated). On May 13, 1997, the Company received a letter for the National Association of Securities Dealers, Inc. (the "NASD") advising it that because the Company is not in compliance with the minimum net tangible assets level of $4.0 million, the Company's common stock will be delisted from trading on the Nasdaq National Market System (the "Nasdaq NMS"). The Company intends to appeal this

                             SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decision and will submit to the NASD a plan for the restoration of its net tangible assets to the minimum level. The appeal will stay the delisting pending a ruling by the appeal panel. However, there is no assurance that the NASD will find the plan to be acceptable or that the NASD would delay the delisting to allow the Company sufficient time to implement the plan. If the Common Stock is delisted from the Nasdaq NMS, the Company intends to make application for listing on the Nasdaq SmallCap Market if the Company meets the requirements for listing on the Nasdaq SmallCap at that time. The delisting of the Common Stock from the Nasdaq NMS could have a material adverse effect on the Company's efforts to raise additional equity capital.


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

                              SERAGEN, INC.
                                 PART II
                            OTHER INFORMATION





Item 4.  Exhibits

          (a) Exhibit Index

              Exhibit 27 - Restated Financial Data Schedule




                                     15



                             SERAGEN, INC.
                              SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Seragen, Inc.



Date: October 31, 1997                  By:/s/ Reed R. Prior
                                        _________________
                                        Reed R. Prior
                                        Chairman of the Board
                                        and Chief Executive Officer

                             SERAGEN, INC.
                             EXHIBIT INDEX


Exhibit
Number                           Description                          Page
______________________________________________________________________________
(27)                  Restated Financial Data Schedule                18