Form 10-Q/A
period 1997-06-30
SERAGEN INC
filed 1997-10-31
CIK 833299

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

Item 1 - Financial Statements
         Balance Sheets
         December 31, 1996 and June 30,1997 (As restated) . .  .  .      3


         Statements of Operations
         Three and Six Months Ended June 30, 1996 (As restated) and 1997 4


         Statements of Cash Flows
         Six Months Ended June 30, 1996 (As restated) and 1997 . . . . . .5


         Notes to Financial Statements . . . . . . . . . . . . . . .      6



Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . .      12




PART II - OTHER INFORMATION
___________________________

Item 1 -  Legal Proceedings (None)


Item 4 -  Submission of Matters to a Vote of Security Holders (None)


Item 5 -  Other Information (None)

Item 6 -  Exhibits . . . . . .. . . . . . . . . . . . . . . . . . . .     21

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22


                                                           SERAGEN, INC.
                                                          BALANCE SHEETS




        Assets                                                                   December 31,         June 30, 1997
                                                                                   1996                (Unaudited)
                                                                                 ____________         _____________
                                                                                 (As Restated)        (As Restated)
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .               $  1,548,392          $  2,078,750
   Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .                    610,318               610,318
   Contract receivable . . . . . . . . . . . . . . . . . . . . . . .                    485,261               512,126
   Unbilled contract receivable. . . . . . . . . . . . . . . . . . .                    833,983               773,866
   Prepaid expenses and other current assets . . . . . . . . . . . .                    285,356                97,613
                                                                                    ____________            _________
      Total current assets . . . . . . . . . . . . .                                  3,763,310             4,072,673



Property and equipment, net. . . . . . . . . . . . . . . . . . . . .                  4,604,115             4,163,141
Deferred Commission. . . . . . . . . . . . . . . . . . . . . . . . .                  2,060,000             2,060,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     77,183                38,239
                                                                                     _________              _________
       Total assets . . . . . . . . . . . . . . . . .                               $ 10,504,608          $ 10,334,053
                                                                                     ============          ===========

               Liabilities and Stockholders' (Deficit)
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .                   1,111,477                927,444
     Current maturities of long-term debt. . . . . . . . . . . . . .                      37,418                    -
     Deposits received from Boston University . . . . . . . . . . . .                       -                 7,899,739
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .                   3,177,467              4,034,040
     Preferred stock redemption liability  . . . . . . . . . . . . .                   1,236,753              1,122,619
     Short-term obligation.. . . . . . . . . . . . . . . . . . . . .                   4,128,097                800,000
                                                                                       _________              _________
       Total current liabilities. . . . . . . . . . .                                  9,691,212             14,783,842
                                                                                       ________               _________


Non-current liabilities:
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .                   5,000,000              5,000,000
     Long-term obligation. . . . . . . . . . . . . . . . . . . . . .                           -              1,450,000
     Canadian affiliate put option liability . . . . . . . . . . . .                   2,400,000              2,400,000
                                                                                       _________              ________
       Total non-current liabilities. . . . . . . . .                                  7,400,000              8,850,000
                                                                                       ________               ________

Commitments and contingencies
Stockholders' (deficit);
     Preferred stock, $.01 par value; 5,000,000 shares authorized
     Convertible preferred stock, Series A,$.01 par value; issued and outstanding 3,105 and 1,500 shares atDecember 31,1996 and
     June 30,1997, respectively, at liquidation preference . . . . . . .               2,015,522                508,059
     Convertible preferred stock, Series B,$.01 par value; issued and outstanding 23,800 and 23,800 at December 31, 1996, and June
     30,1997, respectively, at liquidation preference . . . . . . . . . .             23,800,000             23,800,000
     Convertible preferred stock, Series C,$.01 par value; issued and outstanding 5,000 and 5,000 at December 31,1996, and June
     30,respectively, at liquidation preference . . . . . . . . . . . . .              5,100,000              5,300,000
     Common stock, $.01 par value;70,000,000 shares authorized;
     issued 17,199,458 and 20,034,050 shares at December
     31,1996 and June 30, 1997, respectively . . . . . . . . . . . . .                   171,994                200,340
     Additional paid in capital. . . . . . . . . . . . . . . . . . . .               151,323,022            154,154,807
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .              (188,994,811)          (197,260,664)
                                                                                     ___________            ___________
                                                                                     (6,584,273)           (13,297,458)

     Less-treasury stock (777 shares at cost at December 31,1996 and
     June 30, 1997, respectively) . . . . . . . . . . . . . . . . . .                   (2,331)                (2,331)
                                                                                     ___________            ____________
        Total stockholders' (deficit)  . . . . . . . .                               (6,586,604)           (13,299,789)
        Total liabilities and stockholders' (deficit).                               10,504,608             10,334,053
                                                                                   =============          =============

                          The accompanying notes are an integral part of the financial statements.

                                                          --



                                                       SERAGEN, INC.
                                                  STATEMENT OF OPERATIONS
                                                        (Unaudited)

                                                                  For the three months           For the six months
                                                                     ended June 30,                ended June 30,
                                                                 ____________________           ____________________
                                                                  1996            1997           1996          1997
                                                                 ______________________        _____________________
                                                              (As Restated)                   (As Restated)

Revenue:
 Contract revenue and license fees. . . . . .                $ 1,247,250       $ 1,247,822    $ 2,746,242     2,159,447
                                                                _________         _________      _________     _________
Operating expenses:
 Cost of contract revenue. . . . . . . . . .                    1,194,253         1,247,822      2,593,245     2,129,856
 Research and development. . . . . . . . . .                    3,302,357         3,285,185      6,875,331     5,800,166
 General and administrati. . . . . . . . . .                    1,149,037         1,408,916      2,510,393     2,600,579
                                                              ____________       ___________    ___________   ___________
                                                                5,645,647         5,941,923     11,978,969    10,530,601
                                                               _________        _________     __________   __________

            Loss from operations . . . . . .                   (4,398,397)       (4,694,101)    (9,232,727)   (8,371,154)


Loss incurred in connection with Canadian
   affiliate . . . . . . . . . . . . . . . . .                   (471,561)                -     (1,641,969)            -
Interest income. . . . . . . . . . . . . . .                       25,454            14,761         41,109        29,464
Interest expense . . . . . . . . . . . . .                       (818,444)                -     (1,612,419)     (172,366)
                                                                  _______         _________      _________     _________

            Net loss before extraordinary item. .              (5,662,948)       (4,679,340)   (12,446,006)   (8,514,056)
                                                                _________         _________      __________    _________

Etraordinary income. . . . . . . . . . . .                             -          2,050,000             -       2,050,000
                                                                _________         _________      _________     _________

            Net loss. . . . . . . . . . .                      (5,662,948)       (2,629,340)    (12,446,006)   (6,464,056)
                                                                _________         _________      _________     _________

Preferred stock dividends and accretion. . .                       26,667         1,081,094         26,667     1,801,797

Net loss applicable to common
stockholders  . . . . . . . . . . . . . . . . . .            $ (5,689,615)     $ (3,710,434)  $ (12,472,673) $ (8,265,853)
                                                             =============     ============   ============ ==============


Net loss per common share..  . . . . . . . .             $          (0.34)     $     (0.19)   $      (0.75) $      (0.44)
                                                             =============     ============    ===========   ============

Weighted average common shares used in
computing net loss per share. . .. . . . . . .                 16,607,713       19,823,618      16,582,940    18,885,360
                                                             =============     ============   ============ =============







                             The accompanying notes are an integral part of the financial statements.


                                                  4





                                                       SERAGEN, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                               For the six months
                                                                                 ended June 30,
                                                                               ___________________
                                                                             1996              1997
                                                                          ___________   ___________

                                                                          (As Reststed)

Cash flows from operating activities:
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,446,006)       (6,464,056)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . . . .            463,651           464,293
 Loss incurred in connection with Canadian affiliate . . . . . . . .         1,641,969                 -
 Gain/loss on disposal of property and equipment. . . . . . . . . .                  -             2,491
 Amortization of discount on long-term debt . . . . . . . . . . . .            343,807           171,903
 Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . .                 -        (2,050,000)
 Amortization of prepaid interest . . . . . . . . . . . . . . . . .            520,625                 -
 Amortization of debt issuance costs. . . . . . . . . . . . . . . .             83,045                 -
 Non-cash charge for issuance of common shares. . . . . . . . . . .                  -           800,000

Changes in operating assets and liabilities:
 Contract receivable. . . . . . . . . . . . . . . . . . . . . . . .           (224,159)          (26,865)
 Unbilled contract receivable . . . . . . . . . . . . . . . . . . .           (275,487)           60,117
 Prepaid expenses and other current assets . . . . . . . . . . . . .           (32,791)          187,744
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .           (129,993)         (184,032)
 Accrued commission payable . . . . . . . . . . . . . . . . . . . .           (300,000)                -
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .            126,170          (306,768)

Net cash (used in) provided by  operating activities . . . . . . . .       (10,229,169)       (7,345,173)
                                                                            __________         _________

Cash flows from investing activities:
 Purchases of property and equipment . . . . . . . . . . . . . . . .          (296,489)          (25,809)
 Decrease in other assets. . . . . . . . . . . . . . . . . . . . . .               944            38,944
                                                                              ________          ________
Net cash (used in) provided by investing activities . . . . . . . . .          (295,545)          13,135
                                                                             ___________        ________

Cash flows from financing activities:
 Net proceeds from common stock issuances. . . . . . . . . . . . . . .        3,929,642               75
 Purchases of treasury stock . . . . . . . . . . . . . . . . . . . . .          (76,875)               -
 Proceeds from issuance of long-term debt. . . . . . . . . . . . . . .       11,300,000                -
 Repayments of long-term debt. . . . . . . . . . . . . . . . . . . . .         (110,105)         (37,418)
 Debt and preferred stock issuance costs . . . . . . . . . . . . . . .          (64,156)               -
 Deposits received from Boston University . . . . . . . . . . . . . .                 -        7,899,739
                                                                              __________        __________
Net cash (used in) provided by financing activities . . . . . . . . .        14,978,506        7,862,396
                                                                             __________         _________

Net increase (decrease) in cash and cash equivalents  . . . . . . . .         4,453,792          530,358
Cash and cash equivalents, beginning of period . . . . . . . . . . . .          435,460        1,548,392
                                                                              __________        ________
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .    $   4,889,252     $  2,078,750
                                                                           ============     =============
Supplemental disclosures of cash flows information:
 Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . .    $     367,495     $        463
                                                                           ============     =============
Supplemental non cash activities:
 Conversion of series A preferred stock to common stock . . . . . . . .   $           -     $   2,060,056
 Preferred stock diidends. . . . . . . . . . . . . . . . . . . . . . . .  $           -     $     638,458
 Issuance of Common Stock to Lilly . . . . . . . . . . . . . . . . . . .  $           -     $     800,000




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

In September 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's Amended Sales and Distribution Agreement with Lilly on May 28, 1996. (See Note 8)

2.  Use of Estimates

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

3.  Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997.

4.  Amendment to Lilly Agreements

     On April 7, 1997, the Company entered into an amendment (the "Amendment") to its Sales and Distribution Agreement and Development Agreement with Eli Lilly and Company ("Lilly") pursuant to which Lilly had originally obtained the development and marketing rights to the Company's lead molecule DAB389IL-2 ("IL-2 Fusion Protein") for all cancer and certain non-cancer indications. Under the terms of the Amendment, subject to certain limitations, Lilly relinquished all other development and marketing rights to IL-2 Fusion Protein

                              SERAGEN, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

for non-cancer indications, as well as rights to other molecules. In addition, Lilly agreed to pay to Ajinomoto Company, Inc. ("Ajinomoto") on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 obligation to Ajinomoto under the Company's restructed agreement with Ajinomoto (See Note 5). Pursuant to the Amendment, Lilly is permitted to credit $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the next $1.5 million milestone payment that falls due from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly on the submission by the Company of a U.S. Biologics License Application ("BLA") for cutaneous T-cell lymphoma ("CTCL") to the Food and Drug Administration ("FDA"). Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement and Development Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Among the relevant milestones and requirements referenced in the preceding sentence are the Company's obtaining commitments for $5.0 million of new investment capital by July 1, 1997, and closing on the same by August
1, 1997, and the Company obtaining $15.0 million of new investment capital by October 1, 1997, and the Company closing the sale of the Operating Division to Boston University by October 31, 1997.

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

     The Company did not obtain $15.0 million of new investment capital by October 1, 1997, and did not close the sale of the Operating Division by October 31, 1997. As a result, Lilly has the right currently, with 30 days' notice, to terminate its agreements with the Company. The Company has received no indication from Lilly that Lilly intends to exercise that right.
If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease.


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

                              SERAGEN, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

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

                              SERAGEN, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


7. Subsequent Event

    On July 31, 1997, the Company entered into an evaluation license and option agreement (the "USSC License Agreement") with United States Surgical Corporation ("USSC") granting USSC an option on worldwide rights to the Company's DAB389EGF molecule (the "EGF Fusion Protein") for restenosis in cardiovascular applications. Leon C. Hirsch is the Chairman of USSC and beneficially owns 7.8% of the common stock of USSC. Turi Josefsen is a director of USSC and benefically owns 1.8% of the common stock of USSC. John
R. Silber is a director of USSC and benefically owns .02% of the common stock of USSC. Pursuant to the USSC License Agreement, USSC made an initial payment to the Company of $5.0 million on July 31, 1997. Under the USSC License Agreement, USSC is entitled to acquire an exclusive license to the EGF Fusion Protein technology, at any time during a 15-month evaluation period, upon the payment to the Company of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of the Company's Common Stock at a purchase price of $.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company will value this warrant and record it as a charge to general and administrative expense in the quarter ending September 30, 1997. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If USSC's option to obtain any exclusive license of the EGF Fusion Protein technology is exercised, milestone payments will be payable by USSC to the Company up to a maximum amount of $22.5 million. In addition, USSC will be obligated to pay the Company royalties on commercial sales of the licensed product. In the event USSC chooses not to exercise the option, the USSC License Agreement will terminate, and, in exchange, USSC will receive $5.0 million worth of the Company's Common Stock valued at the average of the closing prices of the Company's Common Stock (i) for the ten trading days preceding the date of the USSC License Agreement or (ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower. The Company will record the $5.0 million initial payment from USSC as a liability. In the event that USSC exercises its option to license the EGF Fusion Protein, the $5.0 million will be recorded as revenue at that time. In the event that USSC chooses not to exercise the option, the $5.0 million will be recorded as stockholders' equity.

8. Restatement of 1996 Financial Statements

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


                             SERAGEN, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

 9.  Unaudited Pro Forma Information

     The following unaudited pro forma financial information reflects the Company's balance sheet as of June 30, 1997 (As restated), assuming the transaction with Boston University described in Note 6 was consummated on February 14, 1997. If the transaction had been consummated on February 14, 1997, the Company's operating loss for the six months ended June 30, 1997, would have been reduced by approximately $2,184,579. (See Footnote (d) to the pro forma Balance Sheet.) The unaudited pro forma Balance Sheet does not purport to be indicative of the results which would actually have been reported if the transactions had been effected on February 14, 1997, or which may be reported in the future.

                                               SERAGEN, INC.
                                    UNAUDITED PRO FORMA BALANCE SHEET
                                            AS OF JUNE 30, 1997

                         Assets                                         June 30, 1997     Adjustments      Pro Forma
                                                                       (As restated)
                                                                       __________      ___________      _________
Current assets:
   Cash and cash equivalents . . . . . .                             $   2,078,750   $   (715,160) a) $ 1,363,590
   Restricted cash . . . . . . . . . . . . . . . . . . . . . .             610,318              -         610,318
   Contract receivable  . . . . . . . . . . . . . . . . . . .              512,126              -         512,126
   Unbilled contract receivable. . . . . . . . . . . . . . . .             773,866              -         773,866
   Prepaid expenses and other current assets . . . . . . . . .              97,613              -          97,613
                                                                        __________     ___________      _________
                        Total current assets . . . . . . .               4,072,673       (715,160)      3,357,513

Property and equipment, net. . . . . . . . . . . . . . . . . . .         4,163,141     (4,148,843) (b)     14,298
Deferred Commission. . . . . . . . . . . . . . . . . . . . . . .         2,060,000                      2,060,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            38,239              -          38,239
                        Total assets . . . . . . . . . . .           $  10,334,053   $ (4,864,003)    $ 5,470,050
                                                                         ==========     ===========      ==========

            Liabilities and Stockholders' (Deficit)
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . .             927,444              -         927,444
   Deposit received from Boston University . . . . . . . . . .           7,899,739     (7,899,739) (c)          -
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . .           4,034,040              -       4,034,040
   Preferred stock redemption liability. . . . . . . . . . . .           1,122,619              -       1,122,619
   Short-term obligation . . . . . . . . . . . . . . . . . . .             800,000              -         800,000
                                                                         _________      _________       _________
                         Total current liabilities. . . . .             14,783,842     (7,899,739)      6,884,103
                                                                        __________      _________       _________
Non-current liabilities:
   Deferred Revenue . . . . . . . . . . . . . . . . . . . . .            5,000,000              -       5,000,000
   Long-term obligation. . . . . . . . . . . . . . . . . . . .           1,450,000              -       1,450,000
   Canadian affiliate put option liability . . . . . . . . . .           2,400,000              -       2,400,000
                                                                         _________      __________      _________
                        Total non-current liabilities. . .               8,850,000              -       8,850,000
                                                                         _________      __________      _________
Commitments and contingencies
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares authorized
  Convertible preferred stock, Series A, $.01 par value; issued and outstanding 1,500 shares at June 30, 1997, $151,406
  liquidation preference. . . . . . . . . . . .                            508,059              -          508,059
  Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at June 30, 1997, $23,800,000
  liquidation preference. . . . . . . . . .                             23,800,000              -       23,800,000
  Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at June 30, 1997, $5,300,000
  liquidation preference . . . . . . . . . . . . . . . .                 5,300,000              -        5,300,000
  Common stock, $.01 par value; 70,000,000 shares authorized;
  issued 20,034,050 shares at June 30, 1997 . . . . . . . . . .            200,340              -          200,340
Additional paid in capital . . . . . . . . . . . . . . . . . .         154,154,807     (3,035,736) (d) 157,190,543
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .        (197,260,664)             -     (197,260,664)
                                                                       ___________      _________      ___________
                                                                       (13,297,458)     3,035,736     (10,261,722)
Less-treasury stock (777 shares at cost at June 30, 1997). . .             ( 2,331)             -          (2,331)
                                                                        __________      _________        __________
                 Total stockholders' (deficit)  . .                    (13,299,789)     3,035,736     (10,264,053)
                                                                        __________      _________        __________
                 Total liabilities and stockholders' (deficit).       $ 10,334,053  $  (4,864,003)  $   5,470,050
                                                                       ============    ============    =============

                                 SERAGEN, INC.
                       UNAUDITED PRO FORMA BALANCE SHEET
                              AS OF JUNE 30, 1997

   The following pro forma adjustments are required to reflect the sale of the majority of the Company's property and equipment, the assignment of certain capital and operating leases to Boston University and the Company's Service Agreement with Boston University as discussed in Note 6. The net book value and estimated disposition costs are based on the estimated fair value, as determined by the management of the Company. Such allocation will be revised to reflect changes in assets through the date of closing and the determination of actual disposition costs.

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

Restatement of 1996 Financial Statements

     In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2) capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). (See Note 8)

                              SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDTION AND RESULTS OF OPERATIONS


 Results of Operations

  Three Months Ended June 30, 1997 and 1996. The Company's net loss for the three-month period ended June 30, 1997 was $3.7 million compared to $5.7 million for the period ended June 30, 1996. The decrease in the net loss during the second three months of 1997 was primarily due to an increase of $1.1 million in preferred stock dividends in 1997. These increases to the net loss were partially offset by a decrease in 1997 in operating expenses of $1.4 million, a reduction in the loss incurred in connection with the Company's Canadian affiliate of $472,000 in 1997, a decrease of $818,000 in 1997 of interest expense and an extraordinary gain of $2.1 million reflecting the restructuring of the Ajinomoto agreement in June 1997.

  The Company's revenues for the three months ended June 30, 1997 and 1996 was substantially unchanged and consisted primarily of contract revenue from Lilly for certain development costs of IL-2 Fusion Protein for CTCL.


  Total operating expenses for the three months ended June 30, 1997 increased by $0.3 million to $5.9 million in 1997 from $5.6 million in 1996. The cost of contract revenue was substantially unchanged for the three-month period ended June 30, 1997 as compared to the same period in 1996. Research and development expenses remained constant at $3.3 million in the three months ended June 30, 1997 in comparison to the three months ended June 30, 1996, however, there was an $800,000 increase in 1997 associated with the issuance of 1.0 million shares of Common Stock to Lilly in 1997 valued at $800,000 offset as a result of a reduction in the workforce and related expenses. General and administrative expenses increased by $0.3 million to $1.4 million in the second three months of 1997 as compared to $1.1 million in the second three months of 1996. This increase was primarily due to an increase in legal fees.

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

  Six Months Ended June 30, 1997 and 1996. The Company's net loss for the six-month period ended June 30, 1997 was $8.3 million compared to $12.5 million for the period ended June 30, 1996. The decrease in the net loss during the six months ended June 30, 1997 was primarily due to a reduction in operating expenses of $1.5 million, a reduction in the loss incurred in connection with the Company's Canadian affiliate of $1.6 million, a decrease of $1.4 million in interest expense and an extraordinary gain of $2.1 million

                             SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDTION AND RESULTS OF OPERATIONS


 reflecting the restructuring of the Ajinomoto license agreement. These decreases were partially offset by $0.6 million reduction in revenue and an increase in preferred stock dividends of $1.8 million.

  The Company's revenues for the six months ended June 30, 1997 and 1996 were $2.2 million and $2.7 million, respectively. Contract revenue from Lilly decreased in the six months ended June 30, 1997 by $500,000 primarily due to the completion of certain clinical data management milestones in 1996 and the winding down of patient enrollment in 1997 for a Phase III clinical trial for IL-2 Fusion Protein for CTCL.

  Total operating expenses for the six months ended June 30, 1997 decreased by $1.5 million to $10.5 million in 1997 from $12.0 million in 1996. The cost of contract revenue was $2.1 million in the six months ended June 30, 1997 as compared to $2.6 million in the six months ended June 30, 1996, a decrease of $500,000, reflecting the completion of certain clinical data management milestones in 1996 and the winding down of patient enrollment in 1997 for a Phase III clinical trial for IL-2 Fusion Protein for CTCL.

 Research and development expenses decreased by $1.1 million to $5.8 million in the six months ended June 30, 1997 from $6.9 million for the six months ended June 30, 1996. This decrease was primarily the result of a reduction in the workforce and related expenses of approximately $1.9 million. This decrease was partially offset by an $800,000 charge associated with the issuance of 1.0 million shares of common stock to Lilly in 1997 in conjunction with the Amendment. General and administrative expenses decreased by $0.1 million to $2.6 million in the six months ended June 30, 1997 as compared to $2.5 million in the six months ended June 30, 1996.

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

Restatement of 1996 Financial Statements

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1)recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2) capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the

                             SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDTION AND RESULTS OF OPERATIONS


bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). The following table presents the net loss, net loss applicable to common stockholders, and net loss per share as originally reported, and as restated. (See Note 8)


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


Liquidity and Capital Resources

     As of June 30, 1997, the Company had approximately $2.1 million in cash and cash equivalents, which was comprised of the remainder of the deposit made by Boston University with respect to the operating facility's operating costs of $3.4 million in connection with the sale of the Company's manufacturing and clinical operations to Boston University. Subsequent to June 30, 1997, the Company received $5.0 million from USSC pursuant to the License Agreement.

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

     On April 7, 1997, the Company entered into the Amendment to its Sales and Distribution Agreement and Development Agreement with Lilly pursuant to which Lilly had originally obtained the development and marketing rights to the Company's lead molecule IL-2 Fusion Protein for all cancer and certain non-cancer indications. Under the terms of the Amendment, subject to certain limitations, Lilly relinquished all other development and marketing rights to IL-2 Fusion Protein for non-cancer indications, as well as rights to other



                               SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDTION AND RESULTS OF OPERATIONS

molecules. In addition, Lilly agreed to pay to Ajinomoto on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 million obligation to Ajinomoto under the Company's restructured agreement with Ajinomoto. Pursuant to the Amendment, Lilly is permitted to credit $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the next $1.5 million milestone payment that falls due from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly upon the submission by the Company of a BLA for CTCL to the FDA. Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement and Development Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Among the relevant milestones and requirements referenced in the preceding sentence are the Company's obtaining commitments for $5.0 million of new investment capital by July 1, 1997, and closing on the same by August 1, 1997, and the Company obtaining $15.0 million of new investment capital by October 1, 1997, and the Company closing the sale of the Operating Division to Boston University by October 31, 1997.


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

     The Company did not obtain $15.0 million of new investment capital by October 1, 1997, and did not close the sale of the Operating Division by October 31, 1997. As a result, Lilly has the right currently, with 30 days' notice to terminate its agreements with the Company. The Company has received no indication from Lilly that Lilly intends to exercise that right. If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease.

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

    On July 31, 1997, the Company entered into the ("USSC License Agreement") with ("USSC") granting USSC an option on worldwide rights to ("EGF Fusion Protein") for restenosis in cardiovascular applications. Leon C. Hirsch is the Chairman of USSC and beneficially owns 7.8% of the common stock of USSC. Turi Josefsen is a director of USSC and benefically owns 1.8% of the common stock of USSC. John R. Silber is a director of USSC and benefically owns
 .02% of the common stock of USSC. Pursuant to the USSC License Agreement, USSC made an initial payment to the Company of $5.0 million on July 31, 1997. Under the USSC License Agreement, USSC is entitled to acquire an exclusive license to the EGF Fusion Protein technology, at any time during a 15-month evaluation period, upon the payment to the Company of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of the Company's Common Stock at a purchase price of $.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company will value this warrant and record it as a charge to general and administrative expense in the quarter ending September 30, 1997. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis.
If USSC's option to obtain any exclusive license of the EGF Fusion Protein technology is exercised, milestone payments will be payable by USSC to the Company up to a maximum amount of $22.5 million. In addition, USSC will be obligated to pay the Company royalties on commercial sales of the licensed product. In the event USSC chooses not to exercise the option, the USSC License Agreement will terminate, and, in exchange, USSC will receive $5.0 million worth of the Company's Common Stock valued at the average of the closing prices of the Company's Common Stock (i) for the ten trading days preceding the date of the USSC License Agreement or (ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower. The Company will record the $5.0 million initial payment from USSC as a liability. In the event that USSC exercises its option to license the EGF Fusion Protein, the $5.0 million will be recorded as revenue at that time. In the event that USSC chooses not to exercise the option, the $5.0 million will be recorded as stockholders' equity.

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

     The Company anticipates that existing cash and cash equivalents, the reimbursement of clinical costs for the development of IL-2 Fusion Protein for cancer therapy from Lilly, the reimbursement of operating costs by Boston University and the $5.0 million received by USSC for a license option will be


                               SERAGEN, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDTION AND RESULTS OF OPERATIONS

sufficient to fund the Company's working capital requirements through approximately December 1997. In addition, the Company must complete the sale of its manufacturing and clinical operation facilities to Boston University or the $4.5 million deposit and the $3.4 million operating expenses that have been paid as of June 30, 1997, on such facility will be subject to refund to Boston University (See Note 8 in the "Notes to the Financial Statements" regarding significant future obligations). The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1996 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This may adversely affect the Company's ability to raise additional capital. See Note A in the Annual Report on Form 10-K for the year ended December 31, 1996 in the "Notes to the Financial Statements." The Company's ability to finance its operations is dependent upon its ability to raise additional capital through debt or equity financings, possible additional payments under the strategic alliance with Lilly, or such other sources of financing, including strategic partnerships, as may be available.

     At December 31, 1996, the Company's net tangible assets (total assets minus liabilities and goodwill) was a deficit of approximately ($6.6 million as restated) and at June 30, 1997, the Company's net tangible assets was a deficit of ($13.3 million as restated). On May 13, 1997, the Company received a letter for the National Association of Securities Dealers, Inc. (the "NASD") advising it that because the Company is not in compliance with the minimum net tangible assets level of $4.0 million, the Company's Common Stock will be delisted from trading on the Nasdaq National Market. The Company appealed this decision and submitted to the NASD a plan for the restoration of its net tangible assets to the minimum level. On July 14, 1997, the appeal panel granted the Company a temporary exception to the minimum net tangible assets requirement. In order to qualify for continued listing on the Nasdaq National Market, the Company was required to make a public filing with the SEC and with Nasdaq reporting receipt of $5.0 million from USSC pursuant to a license and option agreement. The Company reported this transaction on July 31, 1997.
The Company also is required to make a public filing with the SEC and Nasdaq on or before August 31, 1997, to report shareholder approval of the sale of the operating facility to Boston University and to report an agreement for financing in an amount at least equal to $15.0 million. On or before September 30, 1997, the Company must make public filings with the SEC and with Nasdaq to report closing of the $15.0 million financing and to report a minimum of $14.0 million in net tangible assets on a pro forma basis. The Company also must be in compliance with all other criteria for continued listing on the Nasdaq National Market. If the Company fails to comply with any of the terms of the exception granted by the appeal panel, the Company's Common Stock will be delisted from the Nasdaq National Market immediately.

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

     The delisting of the Common Stock from the Nasdaq National Market could have a material adverse effect on the Company's ability to raise additional equity capital. In addition, as a result of, the delisting of the Common Stock from the Nasdaq National Market, the investors in Seragen Biopharmaceuticals Ltd. ("SBL"), a company 49% owned by the Company, may claim that they are entitled to require the Company to purchase their shares in SBL for cash. There is no assurance that the Company would have sufficient cash to purchase the investors' shares in SBL for cash.

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



                                       20

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



                                                Seragen, Inc.



Date: October 31, 1997                          By: /s/ Reed R. Prior
                                                _____________________
                                                Reed R. Prior
                                                Chairman of the Board
                                                and Chief Executive Officer



                                     22

                           SERAGEN, INC.
                           EXHIBIT INDEX


Exhibit
Number                    Description                     Page
_______________________________________________________________

(27)           Restated Financial Data Schedule            24