Form 10-Q
period 1997-09-30
SERAGEN INC
filed 1997-11-17
CIK 833299

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             Form 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1997          Commission file number   0-19855



                              SERAGEN, INC.

          (Exact name of registrant as specified in its charter)


        Delaware                                              04-2662345
        ________                                              __________
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


           97 South Street, Hopkinton, MA                     01748
           ______________________________                     _____
        (Address of principal executive offices)            (Zip Code)


                             (508) 435-2331
                              _____________
             (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1)hasfiled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                  ___       __

20,905,710 shares of Common Stock, par value $.01, were outstanding on November 11, 1997.

                           SERAGEN, INC.

                               INDEX






                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         Balance Sheets
         December 31, 1996 (As restated) and September 30,1997  . . . . .  3

         Statements of Operations
         Three and Nine Months Ended September 30, 1996
         (As restated) and 1997 . .. . . . . . . . . . . . . . . . . . .   4

         Statements of Cash Flows
         Nine Months Ended September 30, 1996
         (As restated) and 1997 . . . . .. . . . . . . . . . . . . . . .   5

         Notes to Financial Statements . . . . . . . . . . . . . . . . .   6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . .   12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings (None)

Item 2 - Changes in Securities and Use of Proceeds . . . . . . . . . . .   21

Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . . .   21

Item 4 - Submission of Matters to a Vote of Security Holders (None)

Item 5 - Other Information (None)

Item 6 -  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23













                                              SERAGEN, INC.
                                                                   BALANCE SHEETS





                            Assets                       December 31,
                                                            1996               September 30,1997
                                                        (As restated)             (Unaudited)
                                                        _____________          _________________
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . $1,548,392                $5,727,809
     Restricted cash . . . . . . . . . . . . . . . . . .    610,318                   559,344
     Contract receivable . . . . . . . . . . . . . . . .    485,261                   183,427
     Unbilled contract receivable. . . . . . . . . . . .    833,983                 1,179,029
     Prepaid expenses and other current assets . . . . .    285,356                   170,656
                                                          ---------                 ---------
                      Total current assets . . . . . . .  3,763,310                 7,820,265


Property and equipment, net. . . . . . . . . . . . . . .  4,604,115                 3,986,257
Deferred commission. . . . . . . . . . . . . . . . . . .  2,060,000                 2,060,000
Other assets . . . . . . . . . . . . . . . . . . . . . .     77,183                    37,267
                                                         ----------                ----------
                      Total assets . . . . . . . . . . . 10,504,608                13,903,789
                                                         ==========                ===========


            Liabilities and Stockholders' (Deficit)
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . .   1,111,477                   599,404
  Current maturities of long-term debt. . . . . . . . .      37,418                        -
  Deposits received from Boston University. . . . . . .           -                10,401,230
  Accrued expenses. . . . . . . . . . . . . . . . . . .   3,177,467                 4,862,315
  Preferred stock redemption liability  . . . . . . . .   1,236,753                 1,388,774
  Canadian affiliate put option liability.. . . . . . .   2,400,000                 2,400,000
  Short-term obligation.. . . . . . . . . . . . . . . .   4,128,097                   800,000
                                                          ---------                ----------
             Total current liabilities. . . . . . . . .  12,091,212                20,451,723
                                                         ----------                ----------


Non-current liabilities:
  Deferred revenue. . . . . . . . . . . . . . . . . . .   5,000,000                10,000,000
  Long-term obligation. . . . . . . . . . . . . . . . .          -                  1,450,000
                                                          ---------                ----------
            Total non-current liabilities. . . . . . .    5,000,000                11,450,000
                                                         ----------                ----------


Commitments and contingencies
Stockholders' (deficit);
  Preferred stock, $.01 par value;5,000,000 shares
   authorized Convertible preferred stock, Series A,
   $.01 par value; issued and outstanding 3,105 and
   1,135 shares at December 31,1996 and September
   30, 1997, respectively, at liquidation preference .    2,015,522                   16,437
   Convertible preferred stock, Series B,$.01 par
   value; issued and outstanding 23,800  at December
   31, 1996, and September 30,1997, respectively, at
   liquidation preference . . . . . . . . . . . . . . .  23,800,000               23,800,000
   Convertible preferred stock, Series C,$.01 par
   value; issued and outstanding 5,000 at December
   31, 1996,  and September 30,1997, respectively, at
   liquidation preference . . . . . . . . . . . . . . .   5,100,000                5,400,000
   Common stock, $.01 par value; 70,000,000 shares
   authorized; issued 17,199,458 and 20,789,582
   shares at December 31,1996 and September 30,
   1997, respectively. . . . . . . . . . . . . . . . .      171,994                  207,896
Additional paid in capital . . . . . . . . . . . . . .  151,323,022              154,793,356
Accumulated deficit. . . . . . . . . . . . . . . . . . (188,994,811)            (202,213,292)
                                                        -----------              -----------
                                                         (6,584,273)             (17,995,603)


   Less-treasury stock (777 shares at cost at
   December 31,1996 and September 30, 1997,
   respectively) . . . . . . . . . . . . . . . . . . .       (2,331)                  (2,331)
                                                        -----------              ------------
         Total stockholders' (deficit)  . . .            (6,586,604)             (17,997,934)
                                                        -----------              ------------
         Total liabilities and stockholders' (deficit). $10,504,608              $13,903,789
                                                        =============            ============


                      The accompanying notes are an integral part of the financial statements.





                                                                     SERAGEN,INC.
                                                               STATEMENT OF OPERATIONS
                                                                     (Unaudited)


                                                   For the three months             For the nine months
                                                   ended September 30,              ended September 30,
                                                   ____________________             ___________________

                                                  1996              1997             1996               1997
                                              (As restated)                       (As restated)
                                              _____________     __________        ____________       __________

Revenue:
  Contract revenue and license fees . . . . .  $1,613,833        $1,382,261        $4,360,075        $3,541,708
                                               ----------        ----------        ----------        ----------

Operating expenses:
  Cost of contract revenue . . . . . . . . .      693,762         1,205,291         3,322,003         3,335,147
  Research and development . . . . . . . . .    3,477,591         2,452,091        10,352,922         8,252,260
  General and administrative . . . . . . . .      941,812         1,841,991         3,417,209         4,442,569
                                               ----------         ---------         ---------        ----------
                                                5,113,165         5,499,373        17,092,134        16,029,976
                                                ---------         ---------        ----------        ----------

            Loss from operations . . . . . .   (3,499,332)       (4,117,112)      (12,732,059)      (12,488,268)
                                               ----------         ---------        ----------        ----------

Loss incurred in connection with Canadian
 affiliate . . . . . . . . . . . . . . . . .      210,299                -          1,852,268                 -
 Interest income. . . . . . . . . . . . . . .      25,665            38,321            66,774           67,785
 Interest expense . . . . . . . . . . . . . .   3,666,103                -          5,278,522          172,366
                                               ----------         ----------       ----------        ----------

           Net loss before extraordinary item  (7,350,069)       (4,078,791)      (19,796,075)     (12,592,849)
                                               ----------        -----------      ------------     ------------

Extraordinary income.. . . . . . . . . . . .            -                 -                 -        2,050,000
                                               ----------        -----------       -----------     -----------

           Net loss . . . . . . . . . . . . .  (7,350,069)       (4,078,791)      (19,796,075)     (10,542,849)
                                               ----------        -----------      -----------      -----------

Preferred stock dividends and accretion. . .    9,636,209           873,835         9,662,876        2,675,632
                                               ----------        ----------       -----------      -----------

Net loss applicable to common
stockholders . . . . . . . . . . . . . . . . ($16,986,278)      ($4,952,626)     ($29,458,951)   ($13,218,481)
                                             =============      ============     =============   =============

Net loss per common share. . . . . . . . . .  $     (1.02)       $    (0.24)      $     (1.77)    $     (0.69)
                                             =============      ============     =============   =============

Weighted average common shares
used in computing net loss per share . . . .   16,691,874         20,360,224       16,619,514      19,273,724
                                             =============      ============     =============   =============


                   The accompanying notes are an integral part of the financial statements.




                                                   SERAGEN,INC.
                                              STATEMENTS OF CASH FLOWS
                                                   (Unaudited)



                                                                       For the nine months
                                                                       ended September 30,
                                                                       ___________________

                                                                    1996              1997
                                                                (As restated)
                                                                ____________       __________


Cash flows from operating activities:
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .    ($19,796,075)      (10,542,849)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . .       700,409           702,420
   Compensation associated with stock issuance . . . . . . . .        20,501                 -
   Equity in loss of affiliate . . . . . . . . . . . . . . . .     1,852,268                 -
   Loss on disposal of property and equipment. . . . . . . . .           519             4,593
   Amortization of discount on long-term debt. . . . . . . . .       515,711           171,903
   Extraordinary income. . . . . . . . . . . . . . . . . . . .             -        (2,050,000)
   Amortization of prepaid interest. . . . . . . . . . . . . .     3,528,677                 -
   Amortization of debt issuance costs . . . . . . . . . . . .       442,077                 -
   Non-cash charge for issuance of common shares. . . . . . . .            -           800,000
   Compensation expense. . . . . . . . . . . . . . . . . . . .             -           245,054

Changes in operating assets and liabilities:
   Contract receivable . . . . . . . . . . . . . . . . . . . . .     281,259           301,834
   Unbilled contract receivable. . . . . . . . . . . . . . . . .     (99,484)         (345,046)
   Prepaid expenses and other current assets . . . . . . . . . .     128,025           114,701
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     273,579          (543,573)
   Accrued commission payable. . . . . . . . . . . . . . . . . .    (300,000)                -
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .    (597,780)          (76,743)
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .           -         5,000,000
                                                                  ----------        ----------
Net cash (used in) provided by  operating activities . . . . . . (13,050,314)       (6,217,706)
                                                                  -----------        ----------

Cash flows from investing activities:
   Purchases of property and equipment . . . . . . . . . . . . .    (362,868)          (89,152)
   Decrease in other assets. . . . . . . . . . . . . . . . . . .       1,915            39,916
                                                                  ----------         ---------
Net cash (used in) provided by investing activities . . . . . . .   (360,953)          (49,236)
                                                                  -----------        ---------

Cash flows from financing activities:
   Proceeds from preferred stock issuances. . . . . . . . . . . .  9,000,000                 -
   Net proceeds from common stock issuances . . . . . . . . . . .    194,604                75
   Purchases of treasury stock. . . . . . . . . . . . . . . . . .    (89,625)                -
   Proceeds from issuance of long-term debt . . . . . . . . . . . 11,300,000                 -
   Proceeds from restricted cash. . . . . . . . . . . . . . . . .          -            50,973
   Repayments of long-term debt . . . . . . . . . . . . . . . . .   (168,255)           (5,918)
   Debt and preferred stock issuance costs. . . . . . . . . . . .   (356,062)                -
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .   (583,295)                -
   Deposits received from Boston University . . . . . . . . . . .          -        10,401,230
                                                                  ----------        ----------
Net cash (used in) provided by financing activities . . . . . . . 19,297,367        10,446,360
                                                                  ----------        ----------

Net increase (decrease) in cash and cash equivalents  . . . . . .  5,886,100         4,179,418
Cash and cash equivalents, beginning of period . . . . . . . . .     435,460         1,548,392
                                                                  ----------        ----------
Cash and cash equivalents, end of period . . . . . . . . . . . .  $6,321,560        $5,727,810
                                                                  ==========        ===========

Supplemental disclosures of cash flows information:
   Cash paid for interest . . . . . . . . . . . . . . . . . . . .   $758,771              $463
                                                                  ==========        ===========
   Supplemental non cash activities:
   Conversion of Series A preferred stock to common stock . . . .   $919,413        $2,461,106
   Preferred stock dividends. . . . . . . . . . . . . . . . . . .   $271,688          $914,041
   Issuance of common stock to Lilly. . . . . . . . . . . . . . .          -          $800,000



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

   Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals)necessary for a fair representation of the results for the interim periods presented.

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

        In September 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's Amended Sales and Distribution Agreement with Eli Lilly and Company on May 28, 1996. (See Note 8)

2.  Use of Estimates

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

4.  Amendment to Lilly Agreements

      On April 7, 1997, the Company entered into an amendment (the "Amendment") to its Sales and Distribution Agreement and Development Agreement with Eli Lilly and Company ("Lilly") pursuant to which Lilly had originally obtained the development and marketing rights to the Company's lead molecule DAB389IL-2 ("IL-2 Fusion Protein") for all cancer and certain non-cancer indications. Under the terms of the Amendment, subject to certain limitations, Lilly relinquished all other development and marketing rights to IL-2 Fusion Protein for non-cancer indications, as well as rights to other molecules. In addition, Lilly agreed to pay to Ajinomoto Co., Inc. ("Ajinomoto") on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 million obligation to Ajinomoto under the Company's restructed agreement with Ajinomoto (See Note 5). Pursuant to the Amendment, Lilly is permitted to credit $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the next $1.5 million milestone payment that falls due from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly on the submission by the Company of a U.S. Biologics License Application ("BLA") for cutaneous T-cell lymphoma ("CTCL") to the Food and Drug Administration ("FDA"). Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements.
Among the relevant milestones and requirements referenced in the preceding sentence are the Company's obtaining commitments for $5.0 million of new investment capital by July 1, 1997, and closing on the same by August 1, 1997, the Company obtaining $15.0 million of new investment capital by October 1, 1997, and the Company closing on the sale of the Operating Division to Boston University by October 31, 1997.

   In exchange, the Company issued to Lilly in a private placement 1.0 million shares of its Common Stock. The shares of common stock issued to Lilly are valued at the closing price of the Company's Common Stock as reported on Nasdaq on the date of issuance of the shares to Lilly, less a discount of 20% to reflect a discount from the Nasdaq closing price because the shares are not registered under the Securities Act of 1933. In the quarter ended June 30, 1997, the Company valued the 1.0 million shares of common stock issued to Lilly at $800,000 based on the April 7, 1997 Nasdaq closing price of $1.00, less 20%, and has recorded it as research and development expense.

   On July 31, 1997, the Company reported that it had obtained $5.0 million through an agreement with U.S. Surgical Corporation (See Note 7). The Company did not, however, obtain $15.0 million of new investment capital by October 1, 1997, and did not close the sale of the Operating Division by October 31, 1997. As a result, Lilly has the right currently, with 30 days' notice, to terminate its agreements with the Company. The Company has received no indication from Lilly that Lilly intends to exercise that right. If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf, and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease.

5.  Amendment to Ajinomoto License Agreement

      On June 1, 1997, the Company restructured (the "Restructuring") its license agreement with Ajinomoto pursuant to which Ajinomoto had granted the Company worldwide rights to certain (IL-2) gene patents owned by the Japanese Foundation for Cancer Research and Ajinomoto for potential use in the development of the Company's lead product, IL-2 Fusion Protein. Prior to the Restructuring, the Company was obligated to pay Ajinomoto a license fee of $4.3 million payable upon the occurrence of certain specified events, but no later than March 31, 1997 (previously extended by agreement of Ajinomoto to May 31, 1997), and royalties ranging from 2% to 4% on sales of the licensed product by the Company or its sublicensees, but with minimum royalties of $100,000 for the third year of the agreement, $200,000 for the fourth year of the agreement, and $300,000 for the fifth and following years of the agreement. In addition, prior to the Restructuring, the rights granted by Ajinomoto to the Company pursuant to the License Agreement were exclusive. Under the terms of the Restructuring, the future license fees payable by the Company to Ajinomoto were reduced to the following amounts: a $2.25 million fee payable in the amount of $800,000 by June 30, 1998, or approval by the FDA of a BLA filed by the Company for the licensed product, whichever comes first, in the amount of $800,000 by June 30, 1999, and in the amount of $650,000 by March 31, 2000; and a reduced royalty of 1% on end-user net sales of the licensed product by the Company or its sublicensee. The Company amended its agreements with Lilly whereby Lilly will pay license fees to Ajinomoto on behalf of the Company, subject to certain limitations (See Note 4). The Restructuring provides that the license granted by Ajinomoto to the Company will be non-exclusive. Accordingly, in the quarter ended June 30, 1997, the Company reduced its obligation to Ajinomoto from $4.3 million to $2.25 million and recorded extraordinary income of $2.05 million for the reduction of this liability.

6.   Sale of Manufacturing and Clinical Operations to Boston University

      As of February 14, 1997, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to sell its manufacturing and clinical operations facilities to Boston University or a designated affiliate for $5.0 million. The closing of the transaction is subject to, among other things, approval by the Company's stockholders. Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumed responsibility for the division operations, including responsibility for operating costs. The Company is permitted to use the purchase price and operating cost deposits to fund its current operations, although as of September 30, 1997, such deposit was recorded as a liability.

      Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into a service agreement ("the Service Agreement") with Boston University providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999, and is subject to certain early termination provisions, including the option of Boston University to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse Boston University for the losses in excess of $9.0 million. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacturing and clinical operations facilities. The Company has agreed to pay Boston University fees of approximately $5.5 million and $6.6 million in years 1 and 2 of the Service Agreement, respectively. The fees can be increased or decreased by agreement of the parties, but may not be reduced to less than $4.3 million per contract year. The Service Agreement is expected to reduce substantially the Company's operating costs in research and development, as the Company will be contracting solely for the services that the Company requires for clinical and manufacturing purposes. The Company will give effect to this transaction in its financial statements after closing. (See Note 9)

   At the closing, most of the Company's employees involved in the manufacturing and clinical operations will become employees of Boston University. Both the purchase price and operating cost deposits are subject to refund to Boston University in the event that conditions for closing are not met. Upon the closing of this transaction, the Company will account for the gain and the sale of the operating division and the excess of the reimbursed operating costs over the amount due to Boston University, pursuant to the Service Agreement for the period from February 14, 1997, until the closing of the transaction, as a contribution of capital. As of September 30, 1997, the net amount due to Boston University from the Company in respect of the operating facility's operating expenses for the period from February 14, 1997 to September 30,1997, was approximately $2,612,077.

7. License and Option Agreement with United States Surgical Corporation

     On July 31, 1997, the Company entered into an evaluation license and option agreement (the "USSC License Agreement") with United States Surgical Corporation ("USSC") granting USSC an option on worldwide rights to the Company's DAB389EGF molecule (the "EGF Fusion Protein") for restenosis in cardiovascular applications. Leon C. Hirsch is the Chairman of USSC and beneficially owns 7.8% of the common stock of USSC. Turi Josefsen is a director of USSC and beneficially owns 1.8% of the common stock of USSC.
John R. Silber is a director of USSC and benefically owns .02% of the common stock of USSC. Pursuant to the USSC License Agreement, USSC made an initial payment to the Company of $5.0 million on July 31, 1997. Under the USSC License Agreement, USSC is entitled to acquire an exclusive license to the EGF Fusion Protein technology, at any time during a 15-month evaluation period, upon the payment to the Company of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of the Company's Common Stock at a purchase price of $.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company charged $175,000 for such warrant to general and administrative expense in the quarter ending September 30, 1997. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If USSC's option to obtain any exclusive license of the EGF Fusion Protein technology is exercised, milestone payments will be payable by USSC to the Company up to a maximum amount of $22.5 million. In addition, USSC will be obligated to pay the Company royalties on commercial sales of the licensed product. In the event USSC chooses not to exercise the option, the USSC License Agreement will terminate, and, in exchange, USSC will receive $5.0 million worth of the Company's Common Stock valued at the average of the closing prices of the Company's Common Stock (i) for the ten trading days preceding the date of the USSC License Agreement or (ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower. The Company will record the $5.0 million initial payment from USSC as a liability. In the event that USSC exercises its optionto license the EGF Fusion Protein, the $5.0 million will be recorded as revenue at that time. In the event that USSC chooses not to exercise the option, the $5.0 million will be recorded as stockholders' equity.

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



                                          Three Months Ended                              Nine Months Ended
                                          September 30, 1996                              September 30, 1996


                           As reported      As originally      As restated      As reported      As originally      As restated
                                              restated                                             restated



Net Loss                  (7,350,069)        (7,350,069)       (7,350,069)     (16,856,075)       (16,856,075)     (19,796,075)

Net loss applicable to
common stockholders       (8,012,216)       (16,986,278)      (16,986,278)     (17,544,889)       (26,518,951)     (29,458,951)

Net loss per share             (0.48)             (1.02)            (1.02)           (1.06)             (1.60)           (1.77)



 9.  Unaudited Pro Forma Information

      The following unaudited pro forma financial information reflects the Company's balance sheet as of September 30, 1997, assuming the transaction with Boston University described in Note 6 was consummated on February
14, 1997. If the transaction had been consummated on February 14, 1997, the Company's operating loss for the nine months ended September 30, 1997, would have been reduced by approximately $3,289,153. (See Note (d) to the pro forma Balance Sheet.) The unaudited pro forma Balance Sheet does not purport to be indicative of the results which would actually have been reported if the transactions had been effected on February 14, 1997, or which may be reported in the future.

                                                               SERAGEN, INC.
                                                      UNAUDITED PRO FORMA BALANCE SHEET
                                                          AS OF SEPTEMBER 30, 1997


                 Assets                                               September 30, 1997         Adjustments           Pro Forma
                                                                      __________________         ___________          __________

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .        $  5,727,809          $  (2,112,077) (a)     $ 3,615,732
   Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .            559,344                      -              559,344
   Contract receivable. . . . . . . . . . . . . . . . . . . . . .            183,427                      -              183,427
   Unbilled contract receivable . . . . . . . . . . . . . . . . .          1,179,029                      -            1,179,029
   Prepaid expenses and other current assets . . . . . . . . . .             170,656                      -              170,656
                                                                          ----------             ----------           ----------

                        Total current assets . . . . . . . . . . .         7,820,265             (2,112,077)           5,708,188

Property and equipment, net . . . . . . . . . . . . . . . . . .            3,986,257             (3,969,436) (b)          16,821
Deferred Commission . . . . . . . . . . . . . . . . . . . . . .            2,060,000                      -            2,060,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .               37,267                      -               37,267
                                                                          ----------             -----------           ----------
                        Total assets . . . . . . . . . . . . . . .     $  13,903,789           $ (6,081,513)         $ 7,822,276
                                                                         ============            ===========           ==========

            Liabilities and Stockholders' (Deficit)
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .            599,404                      -              599,404
   Deposit received from Boston University  . . . . . . . .               10,401,230            (10,401,230) (c)                -
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .         4,862,315                      -            4,862,315
   Preferred stock redemption liability . . . . . . . . . . . .            1,388,774                      -            1,388,774
   Canadian affiliate put option liability. . . . . . . . . . . .          2,400,000                      -            2,400,000
   Short-term obligation  . . . . . . . . . . . . . . . . . . . . .          800,000                      -              800,000
                                                                         -----------           ------------           ----------
                       Total current liabilities . . . . . . . . .        20,451,723            (10,401,230)          10,050,493

 Non-current liabilities:
   Deferred Revenue . . . . . . . . . . . . . . . . . . . . . . . .       10,000,000                      -           10,000,000
   Long-term obligation. . . . . . . . . . . . . . . . . . . . . . .       1,450,000                      -            1,450,000
                                                                          ----------            ------------          ----------
                       Total non-current liabilities. . . . . . .         11,450,000                      -           11,450,000

Commitments and contingencies
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares
  authorized Convertible preferred stock, Series A,
  $.01 par value; issued and outstanding 1,135 shares
  at September 30, 1997, at liquidation preference . . . . .                  16,437                      -               16,437
 Convertible preferred stock, Series B, $.01 par value;
  issued and outstanding 23,800 shares at
  September 30, 1997, at liquidation preference . . . . . . .             23,800,000                      -           23,800,000
 Convertible preferred stock, Series C, $.01 par value;
  issued and outstanding 5,000 shares at
  September 30, 1997, at liquidation preference . . . . . . .              5,400,000                      -            5,400,000
 Common stock, $.01 par value; 70,000,000 shares authorized;
  issued 20,789,582 shares at September 30, 1997. . . . . .                  207,896                      -              207,896
Additional paid in capital . . . . . . . . . . . . . . . . . . . . .     154,793,356              4,319,717  (d)     159,113,073
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .  (202,213,292)                     -         (202,213,292)
                                                                         -----------              ---------           -----------
                                                                         (17,995,603)             4,319,717          (13,675,886)
Less-treasury stock (777 shares at cost at
 September 30, 1997). . . . . . . . . . . . . . . . . . . . . . . . .        ( 2,331)                     -               (2,331)
                                                                         -----------              ---------           -----------
                          Total stockholders' (deficit). . . . . . . .   (17,997,934)             4,319,717          (13,678,217)
                                                                          ----------             ---------            ----------
                         Total liabilities and stockholders' (deficit). $ 13,903,789          $  (6,081,513)       $   7,822,276
                                                                         ============          =============        =============



                             SERAGEN, INC.
                   UNAUDITED PRO FORMA BALANCE SHEET
                       AS OF SEPTEMBER 30, 1997

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

Notes to pro forma Balance Sheet

(a)  Reflects (i) $500,000 due to the Company from Boston
University for the remaining purchase price and (ii) the
net amount due to Boston University of $2,612,077.               2,112,077

(b)  Reflects a reduction in property and equipment for
the net book value of assets sold.                              $3,969,436

(c)  Reflects the Boston University deposits of $4.5
million for the purchase price and the $5,901,230 for
the operating costs as non-refundable payments
upon closing.                                                  $10,401,230

(d)  Reflects (i) the excess of the purchase price over
the net book value of the assets sold of $1,030,564 and
(ii) the difference between the amount reimbursable from
Boston University and the amounts due to Boston University
under the Service Agreement of $3,289,153.                     $4,319,717

                            SERAGEN, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FIANACIAL CONDITION AND RESULTS OF OPERATIONS
Overview

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

    On June 1, 1997, the Company entered into an amendment to its License Agreement with Ajinomoto pursuant to which Ajinomoto granted the Company worldwide rights to certain IL-2 gene patents owned by the Japanese Foundation for Cancer Research and Ajinomoto for potential use in the development of the Company's lead product, IL-2 Fusion Protein. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources."

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

    In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1) recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2) capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). (See Note 8)

Results of Operations

    Three Months Ended September 30, 1997 and 1996. The Company's net loss for the three month period ended September 30, 1997 was $4.9 million compared to $16.9 million for the corresponding period ended September 30, 1996. The decrease in the net loss during the three month period ended September 30, 1997 was primarily due to the following expenses in 1996: $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B preferred stock and $3.0 million of prepaid interest associated with the restructuring of the loan guarantee.

    The Company's revenues for the three months ended September 30, 1997 decreased by $0.3 million in comparison to the corresponding period ended September 30, 1996. Contract revenue from Lilly for the three months ended September 30, 1997 increased by $1.1 million over the same period in 1996. This increase is due to the restructuring of the terms of a third party clinical trial management contract that is primarily funded by Lilly. License fee revenue decreased by $1.4 million in the three months ended September 30, 1997, from license fee revenue for the corresponding period in 1996, a result of a one-time fee relating to the exercise by a third party of an option to license certain patents in the field of transplantation in the three months ended September 30, 1996.

    Total operating expenses for the three months ended September 30, 1997 increased by $0.3 million as compared to the same period in 1996. The cost of contract revenue increased for the three-month period ended September 30, 1997 by $0.5 million in comparison with the same period in 1996. Expenses to contract revenue had a one-time drop in the three month period ended September 30, 1996 as a result of restructuring the terms of a third party clinical trial management contract. Included in the three months ended September 30, 1996 period was a one-time payment to a licensor relating to the exercise by a third party of an option to license certain patents. Research and development expenses decreased by $1.0 million in the three months ended September 30, 1997 in comparison to the three months ended September 30, 1996, due to a substantial reduction in the workforce and a higher allocation of R&D expenses to contract revenue.

    General and administrative expenses were $1.8 million for the three month period ended September 30, 1997, a $0.8 million increase over the same period in 1996. This increase was due to an increase in legal fees associated with the Company's proxy filing and patent counsel, a fairness opinion for USSC, the value of options and warrants issued to USSC, and fees and expense of certain consultants.

    The loss incurred in connection with the Company's Canadian affiliate was $210,000 in the three months ended September 30, 1996. The Company believes the current maximum obligation to the Canadian affiliate is $2.4 million, which was accrued as of December 31, 1996, and thus no additional expense was incurred in the three month period ending September 30, 1997.

    Interest expense was $3.7 million in the third quarter of 1996 resulting from the elimination of the lines of credit in exchange for Series B Preferred Stock which occurred in July 1996.

    Preferred stock dividends and accretion decreased by $8.7 million in the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The warrants issued to the Series B shareholders in the three months ended September 30, 1996 were ascribed a value of $8.6 million.

    Nine Months Ended September 30, 1997 and 1996. The Company's net loss for the nine-month period ended September 30, 1997 was $13.2 million compared to $29.5 million for the period ended September 30, 1996. The decrease in the net loss was primarily due to (i) a decrease in warrant valuation expense of $8.6 million in the quarter ending September 30, 1996, (ii) a reduction in operating expenses of $1.1 million, (iii) a reduction in the loss incurred in connection with the Company's Canadian affiliate of $1.9 million, (iv) a decrease of $5.1 million in interest expense and (v) an extraordinary gain of $2.1 million in the September 1997 period reflecting the restructuring of the Ajinomoto license agreement. These decreases were partially offset by a decrease in revenue of $0.8 million.

    The Company's revenues for the nine months ended September 30, 1997 and 1996 were $3.5 million and $4.3 million, respectively. Contract revenue from Lilly increased in the nine months ended September 30, 1997 as compared to 1996 by $0.7 million, however this gain was more than offset by a decrease in revenue from license fees of $1.5 million, a result of a one-time fee relating to the exercise by a third party of an option to license certain patents in the field of transplantation in the nine months ended September 30, 1996.

    Total operating expenses for the nine months ended September 30, 1997 decreased by $1.1 million to $16.0 million in 1997 from $17.1 million in 1996. The cost of contract revenue remained substantially the same during this period as compared with the prior years nine months. Although contract revenue from Lilly increased by $0.7 million, this was partially offset by the one-time payment relating to the exercise by a third party of an option to license certain patents in the field of transplantation that occured in the third quarter of 1996. Research and development expenses decreased by $2.1 million to $8.3 million in the nine months ended September 30, 1997 from $10.4 million for the nine months ended September 30, 1996. This decrease was primarily the result of a reduction in workforce and related expenses of approximately $1.9 million.

   General and administrative expenses increased by $1.0 million to $4.4 million in the nine months ended September 30, 1997 due to the increase in legal expenses associated with the Company's proxy filing and patent counsel, a fairness opinion of USSC, the value of options and warrants issued to USSC, and fees and expense of certain consultants.

    The loss incurred in connection with the Company's Canadian affiliate was $1.9 million in the nine months ended September 30, 1996. The Company believes the current maximum obligation to the Canadian affiliate is $2.4 million, which was accrued as of December 31, 1996 and thus no additional expenses were incurred for the nine months ended September 30, 1997.

    Interest income was substantially unchanged in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Interest expense decreased by $5.1 million to $172,000 in the nine months ended September 30, 1997 from $5.3 million in the nine months ended September 30, 1996 due to the elimination of the lines of credit in exchange for Series B preferred stock which occurred in July 1996.

    The extraordinary gain of $2.1 million in 1997 reflects the gain recorded in connection with the reduction in the amount payable to Ajinomoto as a result of the restructuring of the Ajinomoto license agreement. Preferred stock dividends and accretion decreased by $7.0 million in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The warrants issued to the Series B shareholders in the three months ended September 30, 1996 were ascribed a value of $8.6 million. This decrease was offset by the accrual of dividends on the issuances of Series A, B and C Preferred Stock in May 1996, July 1996 and September 1996, respectively.

Restatement of 1996 Financial Statements

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

      In September 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1) recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended September 30,
1996), (2) capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). The following table presents the net loss, net loss applicable to common stockholders, and net loss per share as originally reported, and as restated. (See Note 8)



                                          Three Months Ended                                    Nine Months Ended
                                          September 30, 1996                                    September 30, 1996


                           As reported      As originally      As restated      As reported      As originally     As restated
                                              restated                                             restated



Net Loss                  (7,350,069)        (7,350,069)       (7,350,069)     (16,856,075)       (16,856,075)     (19,796,075)

Net loss applicable to
common stockholders       (8,012,216)       (16,986,278)      (16,986,278)     (17,544,889)       (26,518,951)     (29,458,951)

Net loss per share             (0.48)             (1.02)            (1.02)           (1.06)             (1.60)           (1.77)









Liquidity and Capital Resources

 As of September 30, 1997, the Company had approximately $5.7 million in cash and cash equivalents, which was comprised of (i) $5.0 million from USSC pursuant to the License Agreement (ii) the remainder of the deposit to date of $4.5 million made by Boston University with respect to the operating facility in connection with the sale of the Company's manufacturing and clinical operations to Boston University and (iii) advances from Boston University under the Service Agreement.

 The Company expects to incur substantial additional research and development expenses as it continues development of its fusion proteins. The Company also expects to incur substantial administrative and commercialization expenses in the future. The Company's continuing operating losses and requirements for working capital will depend on many factors, including progress in and costs associated with its research, pre-clinical and clinical development efforts and the level of resources which the Company must devote to obtaining regulatory approvals to manufacture and sell its products.

 The Company began assembling the components of the Company's operating division, which includes substantially all of the Company's personnel and tangible assets and related contract rights other than (i) certain management personnel, and (ii) assets utilized by retained management personnel in the performance of their duties (collectively, the "Operating Division"), over five years ago. The Company developed the Operating Division in a manner that provided excess capacity in order to meet anticipated commercial demand for the Company's products. Historically, the Operating Division has never operated at full capacity because the Company has not yet begun manufacturing product for commercial purposes and due to the limited financial resources that the Company has available to develop other products. The Company, however, maintained a relatively high level of staffing in order to comply with regulatory requirements. The Company maintained the Operating Division, despite its high costs, because of the delays and disruptions in the Company's product development and clinical trial efforts that the Board of directors and management believed would have resulted had the Company discontinued the operations of the Operating Division and sought to obtain the services provided by the Operating Division from third parties. The Company does not now have adequate financial resources to maintain the Operating Division in accordance with its initial plans or to develop additional products utilizing the Operating Division. The Company did not provide services to third parties using the services of the Operating Division due to regulatory guidelines that prevented it from doing so. In recent years, the FDA has relaxed these guidelines. However, the Company has chosen not to contract out excess capacity because this would not have led to a substantial and rapid reduction in expenditures and because of the potential resulting distraction to key management.

 As of February 14, 1997, the Company entered into the Asset Purchase Agreement to sell the Operating Division to Boston University or a designated affiliate for $5.0 million. The closing of the transaction is subject to, among other things, approval and ratification by the Company's stockholders. Boston University has paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, has assumed responsibility for the operations of the Operating Division, including responsibility for operating costs. The Company is permitted to use the purchase price and operating costs deposits to fund its current operations although, as of September 30, 1997, such deposit was recorded as a liability. The net book value of the assets to be sold to Boston University was aproximately $4.0 million as of September 30, 1997.

   The Company expects that the transactions with Boston University discussed above will effectively outsource the Company's research and development activities and reduce the Company's cash needs, both for capital expenditures and operating expenses. The Company is subject to certain additional risks and expenditures, including termination of its contract service agreement if the Company does not reimburse Boston University for the losses in excess of $9.0 million in a contract year, provided that, after notice, the Company does not pay Boston University the difference between its actual losses for that year and $9.0 million. If the Company is unable to or chooses not to make the additional payments, it will be forced to change to a new service provider. This could adversely affect the Company's research and development efforts.

 Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into the Service Agreement with Boston University providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999 and is subject to certain early termination provisions, including the option of Boston University to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse Boston University for the losses in excess of $9.0 million. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the Operating Division. The Company has agreed to pay Boston University fees of approximately $5.5 million and $6.6 million in years 1 and 2 of the Service Agreement, respectively. The fees can be increased or decreased by agreement of the parties, but may not be reduced to less than $4.3 million per contract year. The Service Agreement is expected to substantially reduce operating costs in research and development, as the Company will be contracting solely for the services that the Company requires for clinical and manufacturing purposes. The Company will give effect to this transaction in its financial statements after closing.

 At the closing, most of the Company's employees involved in the manufacturing and clinical operations will become employees of Boston University. Both the purchase price and the operating costs deposits are subject to refund to Boston University in the event that conditions for closing are not met. Upon the closing of this transaction, the Company will account for the gain and the sale of the operating facility and the excess of the reimbursed operating costs over the amount due to Boston University, pursuant to the Service Agreement for the period from February 14, 1997 until the closing of the transaction, as a contribution of capital. As of September 30, 1997, the net amount due to Boston University from the Company in respect of the operating facility's operating expenses for the period from February 14, 1997 to September 30, 1997 was approximately $2.6 million. (See Note 9)

 On April 7, 1997, the Company entered into the Amendment to its Sales and Distribution Agreement and Development Agreement with Lilly pursuant to which Lilly had originally obtained the development and marketing rights to the Company's lead molecule IL-2 Fusion Protein for all cancer and certain non-cancer indications. Under the terms of the Amendment, subject to certain limitations, Lilly relinquished all other development and marketing rights to IL-2 Fusion Protein for non-cancer indications, as well as rights to other molecules. In addition, Lilly agreed to pay to Ajinomoto on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 million obligation to Ajinomoto under the Company's restructured agreement with Ajinomoto. Pursuant to the Amendment, Lilly is permitted to credit $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the next $1.5 million milestone payment that falls due from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly upon the submission by the Company of a BLA for CTCL to the FDA. Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement and Development Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Among the relevant milestones and requirements referenced in the preceding sentence are the Company's obtaining commitments for $5.0 million of new investment capital by July 1, 1997, and closing on the same by August 1, 1997, the Company obtaining $15.0 million of new investment capital by October 1, 1997, and the Company closing the sale of the Operating Division to Boston University by October 31,1997.

 In exchange, the Company issued to Lilly in a private placement 1.0 million shares of its common stock. The shares of common stock issued to Lilly are valued at the closing price of the Company's Common Stock as reported on Nasdaq on the date of issuance of the shares to Lilly, less a discount of 20% to reflect a discount from the Nasdaq closing price because the shares are not registered under the Securities Act of 1933. In the quarter ended June 30, 1997, the Company valued the 1.0 million shares of common stock issued to Lilly at $800,000 based on the April 7, 1997 Nasdaq closing price of $1.00, less 20%, and has recorded it as research and development expense.

 On July 31, 1997, the Company reported that it had obtained $5.0 million through an agreement with U.S. Surgical Corporation (See Note 7). The Company did not, however, obtain $15.0 million of new investment capital by October 1, 1997, and did not close the sale of the Operating Division by October 31, 1997. As a result, Lilly has the right currently, with 30 days' notice, to terminate its agreements with the Company. The Company has received no indication from Lilly that Lilly intends to exercise that right. If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf, and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease.

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

 On July 31, 1997, the Company entered into the USSC License Agreement with USSC granting USSC an option on worldwide rights to the EGF Fusion Protein for restenosis in cardiovascular applications. Leon C. Hirsch, who beneficially owns more than 5% of the Company's Common Stock, is the Chairman of USSC and beneficially owns 7.8% of the common stock of USSC. Turi Josefsen, who beneficially owns more than 5% of the Company's Common Stock, is a director of USSC and beneficially owns 1.8% of the common stock of USSC. John R. Silber, a director of the Company, is a director of USSC and beneficially owns .02% of the common stock of USSC. Pursuant to the USSC License Agreement, USSC made an initial payment to the Company of $5.0 million on July 31, 1997. Under the USSC License Agreement, USSC is entitled to acquire an exclusive license to the EGF Fusion Protein technology, at any time during a 15-month evaluation period, upon the payment to the Company of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of the Company's Common Stock at a purchase price of $.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company charged $175,000 for such warrant to general and administrative expense in the quarter ending September 30, 1997. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If USSC's option to obtain any exclusive license of the EGF Fusion Protein technology is exercised, milestone payments will be payable by USSC to the Company up to a maximum amount of $22.5 million. In addition, USSC will be obligated to pay the Company royalties on commercial sales of the licensed product. In the event USSC chooses not to exercise the option, the USSC License Agreement will terminate, and, in exchange, USSC will receive $5.0 million worth of the Company's Common Stock valued at the average of the closing prices of the Company's Common Stock (i) for the ten trading days preceding the date of the USSC License Agreement or (ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower. The Company will record the $5.0 million initial payment from USSC as a liability. In the event that USSC exercises its option to license the EGF Fusion Protein, the $5.0 million will be recorded as revenue at that time. In the event that USSC chooses not to exercise the option, the $5.0 million will be recorded as stockholders' equity.

 On August 6, 1997 the Company and Harvard College amended their license agreement dated November 29, 1983. Pursuant to the amended license agreement, the royalties payable by the Company on net sales of product covered by such license agreement were reduced from 5% to 2%. Further, the royalties payable to Harvard from sub-licenses were reduced from 50% to 10%.

 On October 1, 1997, the Company and the Boston Medical Center (formerly University Hospital) amended their license and royalty agreement dated November 18, 1991. Pursuant to the amended license and royalty agreement, the royalties payable by the Company on net sales of product covered by such license agreement following the expiration of the Harvard license above, were reduced from 1.5% to 1.0%. Further, the royalties payable to Boston Medical Center from sub-licenses were reduced from 15% to 2% provided that such products require other patents or licenses in addition to the license from Boston Medical Center.

 On May 29, 1996, the Company issued 4,000 shares of Series A Preferred stock ("Series A Shares"), to investors outside the United States in reliance on Regulation S of the Securities Act, for gross proceeds of $4 million (approximately $3.8 million net of offering fees). Each Series A Share is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five-day period prior to the conversion date, up to a maximum of 3,321,563 shares of Common Stock. Under the original terms of the Series A Shares, any share the investor is unable to convert due to this limitation may be exchanged for $1,150 per share in cash. On November 11, 1997, the holder of the Series A Shares and the Company agreed to eliminate the conversion limitation and the ability to exchange such shares for cash when subject to such limitation. The holders of the Series A Shares also are entitled to receive cumulative dividends at an 8% annual rate upon conversion, payable in shares of Common Stock. Any Series A Shares remaining outstanding on November 29, 1997, will be automatically converted into shares of Common Stock. As of November 11, 1997, 2,908 Series A Shares had been converted into 3,273,350 shares of Common Stock.

  The Company has not paid the cash dividends due December 31, 1996, March 31, 1997, June 30, 1997, and September 30, 1997, on shares of its Series B Preferred stock ("Series B Shares"), nor has the Company made the royalty payments due to its subsidiary, Seragen Technology, Inc. ("STI"), on January 1, 1997, April 1, 1997, July 1, 1997, and October 1, 1997. Correspondingly, STI has not paid the dividends due January 1, 1997, April 1, 1997, July 1, 1997, and October 1, 1997, on shares of its Class B common stock ("Class B Shares"). The Company does not expect STI to make the dividend payments due on the Class B Shares on January 1, 1998. As a result, the holders of the Class B Shares have the right under an escrow agreement to seek delivery to them of a collateral assignment of the Company's patents. The holders of the Class B Shares have, however, agreed to forbear until March 1, 1998 from exercising their right to foreclose on the patents.

 The Company anticipates that existing cash and cash equivalents, the reimbursement of clinical costs for the development of IL-2 Fusion Protein for cancer therapy from Lilly, the reimbursement of operating costs by Boston University and the $5.0 million received by USSC for a license option will be sufficient to fund the Company's working capital requirements through approximately December 1997. In addition, the Company must complete the sale of its manufacturing and clinical operation facilities to Boston University or the $4.5 million deposit and the $5.9 million advances for operating expenses that have been paid as of September 30, 1997, on such facility will be subject to refund to Boston University (See Note 6 in the "Notes to the Financial Statements" regarding significant future obligations). The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1996 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This may adversely affect the Company's ability to raise additional capital. See Note A in the Annual Report on Form 10-K (As restated) for the year ended December 31, 1996 in the "Notes to the Financial Statements." The Company's ability to finance its operations is dependent upon its ability to raise additional capital through debt or equity financings, possible additional payments under the strategic alliance with Lilly, or such other sources of financing, including strategic partnerships, as may be available.

 The Company's Common Stock was delisted from trading on the Nasdaq National Market on September 9, 1997, due to failure to comply with Nasdaq's minimum net tangible assets requirement. The delisting of the Common Stock from the Nasdaq National Market could have a material adverse effect on the Company's efforts to raise additional equity capital. In addition, as a result of the delisting of the Common Stock from the Nasdaq National Market, the investors in Seragen Biopharmaceuticals Ltd. ("SBL"), a company 49% owned by the Company, may claim that they are entitled to require the Company to purchase their shares in SBL for cash. The Company believes that it has meritorious defenses to assert against this potential claim. There is no assurance that the Company will have sufficient cash to purchase the investors' shares in SBL for cash. The Company intends to re-apply for listing on the Nasdaq National Market or the Nasdaq Small-Cap Market as soon as possible after the Company is able to satisfy applicable listing requirements. There is no assurance that the Company will be able to satisfy these requirements.

 The Company is exploring a possible equity offering, although the terms of such offering have not been finalized. There can be no assurance that the Company will be successful in an equity offering or that the amount raised will be sufficient to fund the Company's operating expenses until other sources of funds can be secured. Management of the Company believes that to be able to complete a new equity financing successfully, the holders of the Company's Series A, Series B and Series C preferred stock will be required to convert such securities in connection with the offering. Management is in discussions with such holders, but there is no assurance that such agreements can be reached on terms satisfactory to the Company. Any such offering would likely result in a significant dilution to holders of Common Stock.

 The Company also continues to seek additional funds through collaborative or other arrangements with corporate partners and others. There can be no assurance that the Company will be successful in securing collaborative or other arrangements with corporate partners or others on acceptable terms, if at all.

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

 Safe Harbor Information

 Some of the statements contained in this document are forward-looking, including statements relating directly or by implication to the Company's products, operations, strategic partnerships, and ability to fund its operations. These statements are based on current expectations and involve a number of uncertainties and risks, including (but not limited to) the Company's ability to proceed with successful development, testing, and licensing of its products, to modify certain exsisting arrangements, to enter into additional strategic partnerships and other collaborative arrangements, to raise additional capital on satisfactory terms, or to complete a merger or sale of the Company. For further information, refer to the "Business Outlook"
section in the Company's Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

                              SERAGEN, INC.
                                 PART II
                             OTHER INFORMATION
                          _______________________

Item 2.  Changes in Securities

Previously reported under Part II, Item 2, in the Company's Form 10-Q for the Quarter ended June 30, 1997.

Item 3. Defaults upon Senior Securities

   Under the terms of the Series B Preferred Stock (the "Series B Shares"), the Company is obligated to pay quarterly dividends to the holders of the Series B Shares. The Company did not make its dividends payments due December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997 and does not anticipate making the payment due September 30, 1997. As of September 30, 1997, the amount of dividends in arrears was approximately $2.3 million.

   In connection with the issuance of the Series B Shares, the Company transferred all of its existing and future United States patents and patent applications (the "Patents") to Seragen Technology, Inc. ("STI") in exchange for 214,200 shares of STI Class A Common Stock and 23,800 shares of STI Class B Common Stock. STI provided the Company with an irrevocable worldwide exclusive license (the "Irrevocable License Agreement") with respect to the Patents. Under the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Company delivered the 23,800 shares of STI Class B Common Stock pro rata to the holders of the Series B Shares. STI's Class B Common Stock provides for cumulative dividends payable in the same amount as any royalties payable by the Company under the Irrevocable License Agreement. STI also executed a collateral assignment of the Patents in favor of the holders of the Series B Shares. Pursuant to an escrow arrangement, the collateral assignment of the Patents is required to be delivered to the holders of the Series B Shares in the event that, after notice, STI fails for 60 days to pay any dividend due in respect of its Class B Common Stock. The Company did not make its royalty payments due January 1, 1997, April 1, 1997, July 1, 1997 or October 1, 1997, and does not anticipate making the payments due January 1, 1998. STI did not pay Class B Common Stock dividends due January 1, 1997, April 1, July 1, 1997 or October 1, 1997, and does not anticipate making the payments due and January 1, 1998. STI did not pay Class B Common Stock dividends due January 1, 1997, April 1, 1997, July 1, 1997 or October 1, 1997, and does not anticipate making the payments due January 1, 1998. To the Company's knowledge, the holders of the Series B Shares have not provided notice of the STI dividend payment failure to the escrow agent. The holders have agreed in principle to forebear until March 1, 1998 from exercising their right to foreclose on the Patents. In the event that STI redeems its Class B Common Stock, the escrow agent is required to deliver a reassignment of the Patents, executed by the holders of the STI Class B Common Stock, to the Company.

Item 6. Exhibits and reports on Form 8-K

        (a)  Exhibit Index

             Exhibit 10.87 - Amendment No. 2 to Asset Purchase Agreement between the Registrant and Trustees of Boston University, dated August 25, 1997 (filed herewith)

             Exhibit 10.88 - Amendment No. 3 to Asset Purchase Agreement between the Registrant and Trustees of Boston University, dated October 21, 1997 (filed herewith)

             Exhibit 10.89 - Amendment to the License Agreement between the Registrant and Harvard College dated August 6, 1997 (filed herewith)

             Exhibit 10.90 - Amendment to the License and Royalty Agreement Agreement between the Registrant and Boston Medical Center, dated November 18, 1997 (filed herewith)

             Exhibit 10.91 - Forbearance Agreement between the Registrant and Leon C. Hirsch, Turi Josefsen, Gerald S. J. Cassidy, Loretta P. Cassidy and the Trustees of Boston University dated September 1997 (filed herewith)

             Exhibit 10.92 - 1992 Long Term Incentive Plan, as amended through October 28, 1997 (filed herewith)

             Exhibit 10.93 - Amended and Restated Employment Agreement between the Registrant and Jean Nichols dated September 22, 1997 (filed herewith)

             Exhibit 10.94 - Amendment to the Offshore securities Subscription Agreement between the Registrant and P.R.I.F., dated November 12, 1997 (filed herewith)

             Exhibit 10.95 - Stockholders Waiver Agreement dated October 28, 1997 (filed herewith)

             Exhibit 10.96 - Amendment to Employment Agreement between the Registrant and Elizabeth Chen dated September 3, 1997 (filed herewith)


             Exhibit 10.97 - Amendment No. 1 to Employment Agreement between the Registrant and Elizabeth Chen dated September 30, 1997 (filed herewith)

             Exhibit 10.98 - Amendment No. 3 to Employment Agreement between the Registrant and Reed R. Prior dated September 30, 1997 (filed herewith)

             Exhibit 27 - Selected Financial Data Schedule


            (b)  Reports on Form 8-K

            A Current Report on Form 8-K for July 31, 1997 event, relating to the Registrant's announcement that it had entered into an License Option Agreement with United States Surgical Corporation.

            A Current Report on Form 8-K/A for July 31, 1997 event, relating to the Registrant's announcement that it had entered into an License Option Agreement with United States Surgical Corporation.

            A Current Report on Form 8-K/A#2 for July 31, 1997 event, relating to the Registrant's announcement that it had entered into an License Option Agreement with United States Surgical Corporation.

            A Current Report on Form 8-K/A#3 for July 31, 1997 event, relating to the Registrant's announcement that it had entered into an License Option Agreement with United States Surgical Corporation.

            A Current report on Form 8-K for September 9, 1997 event, relating to the Registrant's delisting from the Nasdaq National Market.

                           SERAGEN, INC.
                            SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   Seragen, Inc.



                    Date: November 14  , 1997       By: /s/ Reed R. Prior
                                                    ---------------------
                                                    Reed R. Prior
                                                    Chairman of the Board and
                                                    Chief Executive Officer