Form 10-K
period 1997-12-31
SERAGEN INC
filed 1998-03-31
CIK 833299

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  for the fiscal year ended December 31, 1997

                       Commission file number   0-19855
                                 SERAGEN, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                   04-2662345
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


    97 South Street, Hopkinton, MA                          01748
(Address of principal executive offices)                  (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value, based upon the closing sale price of the shares as reported by the OTC Bulletin Board, of voting stock held by non-affiliates at March 30, 1998: $7,065,042 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the Company's Common Stock). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. Common Stock outstanding at March 30, 1998 was 27,271,414 shares.

PART I

ITEM 1.  BUSINESS

General

     Seragen, Inc. ("Seragen" or the "Company") is a leader in the discovery and development of a new class of therapeutic products called fusion proteins or fusion toxins ("fusion proteins"). This technology has led to the discovery of a number of molecules, two of which have been studied in clinical trials for the treatment of cancers and autoimmune diseases.

     In December 1997, the Company submitted a Biologics License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") requesting clearance to market its lead molecule, DAB389IL-2, for the treatment of patients with advanced cutaneous T-cell lymphoma ("CTCL") who have received previous treatment with other agents. In February 1998, the FDA notified the Company that the BLA had been accepted for filing and designated for "priority" review. In the case of applications for drugs intended to treat certain life-threatening illnesses, the FDA may choose to accelerate the review process.
In this case, the priority review designation indicates that the FDA may review the application in as little as six months. The Company expects the BLA to be scheduled for discussion at the June 1998 meeting of the Oncologic Drugs Advisory Committee ("ODAC"), a panel of advisors to the FDA. The Company also expects FDA inspection of the manufacturing facilities used by Seragen in connection with the DAB389IL-2 BLA in the second quarter of 1998.

     Seragen is also conducting clinical trials of the same molecule for the treatment of moderate-to-severe psoriasis. A Phase II trial for this application has been completed, and a follow-up Phase I/II dose-escalation trial is under way. The molecule has also been evaluated in clinical trials for other lymphomas and leukemias, HIV infection, and rheumatoid arthritis.

     A second molecule developed from the same technology, DAB389EGF, is in a Phase I/II clinical trial for solid tumors in patients whose tumors exhibit the EGF receptor. DAB389EGF is also the subject of an agreement with United States Surgical Corporation ("USSC") for collaborative development for restenosis following angioplasty.

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

     The Company entered into a strategic alliance with Eli Lilly and Company ("Lilly") in 1994 to develop DAB389IL-2 for cancer. The Lilly alliance has provided Seragen with funding to take its first product through Phase III clinical trials for CTCL. Through this alliance, as amended in April 1997, Lilly has exclusive worldwide rights to develop and promote DAB389IL-2 for the treatment of cancer, as well as to serve as the Company's sole distributor for intravenous and intramuscular formulations of DAB389IL-2 for cancer indications, except in certain Asian countries. Lilly also has the right to serve as the Company's sole distributor for intravenous and intramuscular formulations of DAB389IL-2 for non-cancer indications except in certain Asian countries and member countries of the European Union. All pre-clinical and clinical programs other than those covered by the Lilly alliance have thus far been funded by the Company independently.

     Even if the BLA is approved by the FDA, a number of considerations affect the Company's business prospects. These include: the currently-projected sales levels for DAB389IL-2 in CTCL; the prices that the Company will receive for the product from Lilly, its marketing partner for cancer; the royalties the Company must pay to other parties for its technology licenses; the Company's obligation to repay a $5 million advance against future sales; and the Company's costs for having the product manufactured. Given these considerations, the Company does not expect revenues from DAB389IL-2 to cover its operating costs for the foreseeable future.

     The Company has been looking for a partner to develop DAB389IL-2 for psoriasis. However, the Company's prospects for such arrangements appear to be limited. The Company's management has found that clinical issues associated with the side effect profile and with intravenous administration of the product, along with the fact that the same compound has already been partnered for cancer indications, make it difficult to attract a partner to develop DAB389IL-2 for non-cancer indications. Management of the Company accordingly believes that it will continue to be difficult for Seragen to establish advantageous partnerships to fund further trials of DAB389IL-2 for psoriasis or for other autoimmune diseases. Although the Company continues to pursue such arrangements, its efforts to date have been unsuccessful.

     As of February 14, 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to Boston University ("Boston University" or "B.U.") for $5 million. The agreement was approved and ratified by the Company's stockholders on December 16, 1997, and the transaction was completed on December 31, 1997. Prior to closing, B.U. paid the Company $4.5 million as a deposit and assumed responsibility for the facility's operations, including responsibility for operating costs. At the closing, B.U. paid the remaining $500,000 of the purchase price, and a majority of the Company's employees involved in manufacturing and clinical operations became employees of the contract service organization created by Boston University under the name Marathon Biopharmaceuticals, LLC ("Marathon") for purposes of purchasing the Seragen assets.

     As of February 14, 1997, the Company also entered into a service agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. This service contract expires in January 1999 and is subject to early termination provisions, as defined, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The service agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacturing and clinical operations facilities. The Company has agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. Seragen and B.U. are currently negotiating a reduction in the fees payable in 1997 and for 1998 based on the actual services rendered in 1997 and those anticipated for 1998. See "Business Outlook -- Dependence on Marathon for Services." The service agreement has reduced substantially the Company's operating costs in research and development, as the Company is contracting solely for the services that the Company requires for clinical and manufacturing purposes.

     The Company was organized as a Massachusetts corporation in 1979 as a joint venture between Boston University and several of its scientific faculty members. It adopted its present name in 1980 and was reincorporated as a Delaware corporation in February 1982. Since 1985, the Company has focused substantially all of its efforts and resources on research and development of its fusion protein technology. Boston University became the Company's majority stockholder in 1987 and was the Company's principal source of working capital from that time until the Company's initial public offering in April 1992. The Company's executive offices are located at 97 South Street, Hopkinton, Massachusetts 01748, and its telephone number is (508) 435-2331.

Product Development Update

     The Company's fusion protein technology has led to the discovery of a number of molecules, two of which have been subjects of clinical trials for the treatment of cancers and/or autoimmune diseases. The Company has filed a BLA with the FDA requesting clearance to market its lead molecule, DAB389IL-2, for the treatment of patients with advanced CTCL who have received previous treatment with other agents. In February 1998, the Company was notified that the FDA had designated the application for "priority" review, which means that the FDA may review the application in as little as six months. The Company expects the application to be scheduled for discussion at the June 1998 meeting of the ODAC, a panel of advisors to the FDA. DAB389IL-2 is also being investigated in two continuing Phase III clinical trials. One is investigating the molecule's usefulness in patients with CTCL who have been less extensively pre-treated; the other is evaluating the benefit of administration to patients who have relapsed after previous benefit from the agent, or who had progressive disease after placebo treatment in the associated trial. DAB389IL-2 is also the subject of a Phase I/II clinical trial for moderate-to-severe psoriasis. A second molecule developed from the same technology, DAB389EGF, is in a Phase I/II clinical trial for solid tumors in patients whose tumors exhibit the EGF receptor. DAB389EGF is also the subject of an agreement with USSC for collaborative development for restenosis following angioplasty.

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

     Cancer

     Cancer is characterized by uncontrolled growth of malignant cells capable of forming secondary tumors or metastases at remote sites. Conventional cancer therapy includes surgery, chemotherapy and radiation. Patients may be treated with one of these approaches but are more commonly treated with combinations. Although chemotherapy and radiation are effective methods for killing cells, they cannot target specific cells and, therefore, they cause serious adverse effects in patients. Response rates to cancer therapy vary enormously depending on the stage of disease and the type of cancer. In the case of some solid tumors, early diagnosis and treatment can result in cures and/or long-term remissions. In later stage disease, treatment is generally ineffective. New therapies are particularly needed to induce remission of any meaningful duration in patients with solid tumors and refractory non-Hodgkin's lymphoma.

     Recent efforts to improve cancer therapy have focused on ways to target malignant cells more selectively. Seragen's receptor-targeted fusion proteins are part of the emerging field of targeted therapeutics, a field which also includes monoclonal antibodies and receptor antagonists.

     Cutaneous T-Cell Lymphoma (CTCL)

     CTCL is an infrequent, low-grade, non-Hodgkin's lymphoma, composed of malignant T-lymphocytes, and typically manifesting in the skin. Worldwide, the prevalence and incidence are low. In the United States, estimates of prevalence range from 5,000 to 10,000 cases with an incidence of 500 to 1,000 new cases diagnosed each year.

     There is currently no approved drug therapy for CTCL. CTCL patients experience significant disability from frequent skin infection, disfigurement, pruritus (itching), and pain, and the disease is ultimately fatal. Patients with patch/plaque skin lesions alone are often treated with topical therapies such as nitrogen mustard, psoralen phototherapy, or electron beam radiation. However, remission without maintenance therapy is unusual, and patients often experience acute and chronic adverse effects and may eventually become unresponsive to these agents. Patients with generalized skin involvement, lymph node enlargement, and/or visceral involvement require combination and/or systemic therapies. These therapies (including chemotherapy, interferon-alpha, and/or retinoids) are variably applied depending on the particular treating center's experience. Efficacy of these treatments is inconsistent and often associated with significant short and long term adverse effects. In addition, length of survival does not appear to be influenced by aggressive combination therapy. No therapy has been specifically approved by the FDA to treat CTCL. There is a critical medical need, therefore, for additional therapies to manage this malignancy.

     CTCL Clinical Trial Status

     Seragen has been investigating the safety and effectiveness of IL-2 fusion toxin proteins (DAB486IL-2 and DAB389IL-2) in patients with refractory IL-2 receptor-expressing lymphomas, including CTCL, since 1988. Treatment courses have consisted of an intravenous infusion of 15-60 minutes daily for five days, administered either once a month or every three weeks. Patients were selected for treatment who were no longer experiencing any clinical benefit from previously administered therapies. Six of 36 patients treated with the first molecule (DAB486IL-2) demonstrated a response, as measured by at least a 50% reduction in tumor burden. The duration of response ranged from 3 months to more than eight years in one patient who had a complete response and is still in remission as of this writing.

     Investigation continued in a Phase I/II dose-escalation trial of DAB389IL-2 in which 13 of 35 CTCL patients responded to treatment with at least a 50% reduction in tumor burden. Five of these patients cleared completely. Duration of response ranged from two to 23 months (as of the latest available information) with a median duration of six months; responses occurred at varying dose levels without a discernible difference in effectiveness among the doses used. These responses are notable because the patients enrolled in these early clinical trials had not been receiving any clinical benefit from a variety of previously administered treatments.

     Based on the response rates seen in the Phase I/II patients, Seragen designed a Phase III program with extensive consultation from oncologists and dermatologists experienced in treating CTCL. Seragen designed this program together with its strategic alliance partner, Lilly. See "Strategic Alliance with Eli Lilly and Company". The FDA also provided guidance and comments. Seragen and Lilly finalized the protocol and initiated the Phase III program in May 1995. The first Phase III study targeted more seriously ill patients who had received extensive previous therapy and needed immediate systemic (as opposed to topical) treatment. The second Phase III study is a placebo-controlled trial for earlier stage patients who have received less extensive therapy. Both of these studies have been randomized and blinded to evaluate two dose levels of DAB389IL-2 in different CTCL patient populations. A third Phase III study is an open-label study for CTCL patients who have relapsed after a previous response to DAB389IL-2, patients with stable disease after eight courses of therapy in the second study, and patients who had progressive disease while on placebo in the second study. The criteria for response in each of these studies have been strictly defined based on objective, measurable assessments of the patients' disease. Seragen believes these criteria set the standard for determining meaningful clinical responses among patients with CTCL.

     Enrollment in the first study was completed in July 1996, and approximately 60% of the number of patients sought have been enrolled in the second study. Forty-one patients have enrolled in the third study.

     In December 1997, the Company submitted a BLA requesting clearance to market DAB389IL-2 for the treatment of patients with advanced CTCL who have received previous treatment with other agents. The BLA is based on data from the first Phase III study together with data from the earlier Phase I/II clinical trials in CTCL. In February 1998, when the FDA notified the Company that the application had been accepted for filing, the FDA designated the application for "priority" review, which means that the FDA may review the application in as little as six months. The Company expects the application to be scheduled for discussion at the June 1998 meeting of the ODAC, a panel of advisors to the FDA. Seragen also expects FDA inspection of the manufacturing facilities used by the Company in connection with DAB389IL-2 in the second quarter of 1998.

     The FDA has already granted "Orphan Drug" status to DAB389IL-2 for the treatment of CTCL. This designation provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases and includes seven-year marketing exclusivity for qualified products.

     Investigational results of the first Phase III study, on which the BLA is partially based, led to the characterization of DAB389IL-2 as potentially having clinically significant anti-tumor effects, even in patients with advanced CTCL who have received multiple prior therapies. Seventy-one patients with CTCL who had failed an average of five prior therapies are included in the analysis. Seragen's preliminary analysis indicates that, overall, 30% of the patients treated with DAB389IL-2 demonstrated a protocol-defined response of 50% or greater reduction in tumor burden lasting at least six weeks--a response consistent with results of the earlier Phase I/II study. Preliminary statistical analysis of the trial results indicate that the true response rate, based on a 95% confidence interval, lies between 18 and 41%. Approximately ten percent of all patients showed complete remission of all evidence of tumor for at least six weeks. Further analysis indicated that symptoms improved in all patients classified as responders and in 80% of patients who did not qualify as responders. Statistically significant differences were noted in four measures of quality of life for responders compared to non-responders.

     Analysis also revealed that multiple adverse events occurred in both (high-dose and low-dose) treatment groups. Clinical syndromes included hypersensitivity/infusion-related effects, constitutional (flu-like) symptoms, and the development of a vascular leak disorder. Acute treatment effects responded to slowing the rate of drug infusion and administration of anti-histamines. Rashes were also reported.

     Thirty-seven percent of the patients withdrew from the trial because of adverse events. Some of the adverse events that led to discontinuation of therapy included infectious complications, cardiovascular changes (unstable angina, arrhythmia) and neurological changes (confusion, amnesia). Investigators pointed out that, in general, the study enrolled older patients who had advanced-stage disease and who had received multiple prior therapies. They also noted that patients with CTCL are particularly susceptible to infections because of the compromised condition of their skin.

     Other Potential Cancer Applications

     Research indicates that IL-2 receptors are expressed on the surface of some malignant cells in a variety of T-cell and B-cell leukemias and lymphomas, including non-Hodgkin's lymphoma and CTCL. The incidence of T-cell and B-cell leukemias and lymphomas in the United States in 1995 is set out in Table 1.

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

  Source: A Journal of the American Cancer Society. January/February 1996 Vol.46 No.1

     Based on research data and screening studies conducted by Seragen, the Company estimates that approximately 50% of new patients with leukemias and lymphomas set forth in Table 1 will have IL-2 receptors on the surface of their malignant cells. This population of patients represents a potential market for the use of DAB389IL-2 in treating cancer. The Company believes, however, that there are products being developed by other companies that present substantial competition in this market.

Autoimmune Diseases

     To defend the body against foreign agents, the human immune system employs specialized cells, including T-cells, which recognize disease-causing viruses, bacteria, and parasites as foreign. T-cells, an important component of the immune system, control the network of immune responses by regulating the activity of other cells in the immune system and by killing foreign cells. The same immune response that protects the body from foreign agents can also cause disease when it inappropriately attacks the body's own cells and proteins. In autoimmune diseases, the immune network mistakenly identifies "self" as "foreign" and, among other actions, produces T-cells that attack normal body cells. Such prevalent diseases as rheumatoid arthritis, psoriasis, multiple sclerosis and alopecia areata are autoimmune diseases. The prevalence of autoimmune diseases in the United States is set forth in Table II.

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


    Source: Scientific American Medicine and National Psoriasis
            Foundation

     Conventional approaches for treating autoimmune diseases rely on broadly active immunosuppressive agents, such as corticosteroids, cyclosporine A, and methotrexate. These agents do not have specific targets, may be difficult to tolerate, and are not selective in their suppression of the immune response. Typically, they must be administered continuously to achieve therapeutic effect; resistance may develop and/or toxicity may require discontinuation of therapy. On the basis of limited psoriasis trials conducted to date, Seragen believes that specifically targeted cytotoxic agents, such as DAB389IL-2, could induce remission in certain autoimmune diseases following a brief course of therapy and may not cause the long-term toxicity that can occur with broad spectrum immunosuppressants.

     Research indicates that activated, high affinity IL-2 receptor-expressing lymphocytes are present in the circulation and in the affected tissue of patients in acute phases of certain autoimmune diseases, including rheumatoid arthritis, psoriasis, multiple sclerosis and alopecia areata. These findings suggest that autoimmune disorders characterized by the presence of high affinity IL-2 receptor-bearing lymphocytes may, therefore, be treatable with DAB389IL-2. The Company believes that DAB389IL-2, because of its side effect profile, may have applications primarily in the treatment of moderate-to-severe cases of autoimmune diseases.

     Psoriasis

     DAB389IL-2 Opportunity in Psoriasis

     Seragen believes that the opportunity for a biological agent such as DAB389IL-2 in the psoriasis market lies in the moderate-to-severely affected patient population. An agent like DAB389IL-2 could provide targeted immunomodulation therapy against the component of the immune system believed to be involved in the pathogenesis of psoriasis, the CD8+ cytotoxic T-lymphocyte. The market for a product such as DAB389IL-2 would probably be limited to administration by clinics and major hospitals.


     Limitations of Psoriasis Market for DAB389IL-2

     The Company has been conducting a clinical trial program to evaluate the safety and effectiveness of DAB389IL-2 in moderate-to-severe psoriasis since 1993. Two clinical studies of DAB389IL-2 in moderate-to-severe psoriasis patients who had received prior treatment with multiple systemic therapies have been completed. A third trial is currently under way. In the two completed studies, dosing schedules investigated showed a statistically significant decrease in disease severity with DAB389IL-2 administration. The trials recorded approximately 40% mean improvement in patients who had long-standing psoriasis, little or no history of spontaneous improvement or resolution, and a history of failure with treatments ranging from topical treatments to phototherapy to methotrexate and cyclosporine. In both trials, disease severity scores continued to decrease after the end of dosing.

     The second study of DAB389IL-2 in psoriasis was terminated prematurely (in December 1995) to allow the Company to conduct a broad safety review of DAB389IL-2 when one patient in the trial experienced unexpected blood clotting. After a review of this event, of the data from this trial, and of the data from other trials of DAB389IL-2, the FDA authorized the Company to resume its investigation of DAB389IL-2 in psoriasis. Analysis of the available data indicated that the degree of patient improvement in this second psoriasis trial was consistent with the results of the earlier study.

     The accumulated data from the first two psoriasis studies indicated that DAB389IL-2 induced meaningful clinical responses in as many as 50% of psoriasis patients who had previously been treated with multiple other therapies. Tolerability issues suggest that three doses per week for four weeks, especially at the higher doses tested, may be too frequent. Other observations indicate that clinical improvement after a single five-day treatment per month may induce maximum response two weeks after administration. These data suggest that monthly administration may not be frequent enough. Therefore, the Company designed a third psoriasis trial to evaluate the safety and effectiveness of administration of the lower dose range of DAB389IL-2 on a bi-weekly schedule. This Phase I/II dose-escalation study is ongoing.

     However, even if DAB389IL-2 is found to be effective in this patient population, the Company does not yet know if the side effect profile, which may be acceptable in cancer, will be considered tolerable by a majority of psoriasis patients and their physicians. Furthermore, DAB389IL-2 has at this point only been administered via intravenous infusion, both to cancer and to psoriasis patients. Close supervision is required for such administration. These factors could seriously limit DAB389IL-2 application in psoriasis. Despite these limitations, if DAB389IL-2 is shown to be safe and effective in further clinical testing and if it can compete with other products in development, it might be possible to advance the product for these patients' special needs.

     The Company has been looking for a partner to develop DAB389IL-2 for psoriasis. However, the Company's prospects for such arrangements appear to be limited. The Company's management has found that clinical issues associated with the side effect profile and with intravenous administration of the product, along with the fact that the same molecule has already been partnered for cancer indications, make it difficult to attract a partner to develop DAB389IL-2 for non-cancer indications. Management of the Company accordingly believes that it will continue to be difficult for Seragen to establish advantageous partnerships to fund further trials of DAB389IL-2 for psoriasis or for other autoimmune diseases. Although the Company continues to pursue such arrangements, its efforts to date have been unsuccessful.

     Other Potential Opportunities for DAB389IL-2

     Rheumatoid Arthritis

     Rheumatoid arthritis ("RA") is a chronic, systemic disease characterized by persistent inflammation of the joints. RA is believed to be caused by an autoimmune response against joint tissue. Furthermore, expression of the high-affinity IL-2 receptor on activated lymphocytes is known to play a pivotal role in the pathogenesis of many autoimmune diseases, including RA. The Company believes that the RA population may represent a potential market for DAB389IL-2, although the Company is not currently pursuing clinical development of this application for DAB389IL-2.

     Seragen has conducted three early clinical trials of DAB389IL-2 in patients with rheumatoid arthritis. One trial is ongoing in a small number of RA patients who have benefited from treatment with DAB389IL-2 in previous trials. The Company currently lacks the financial resources to pursue this application for DAB389IL-2 at this time.

     HIV Infection/AIDS

     A preliminary safety study of DAB389IL-2 has been conducted in patients infected with human immunodeficiency virus (HIV). Twenty four patients were enrolled in a double-blind, randomized, dose-ranging study, and DAB389IL-2 was found to be safe at the very low doses tested. There can be no assurance that DAB389IL-2 or any of the Company's other potential products will have an application in the treatment of HIV. The Company currently lacks the financial resources to pursue this application for DAB389IL-2 at this time.

     Additional Potential Applications for DAB389IL-2

     Agents like DAB389IL-2, which specifically target immune system cells, may offer a new therapeutic approach to the treatment of other autoimmune disorders, such as multiple sclerosis ("MS") and alopecia areata ("AA"). However, the Company has not conducted any trials to evaluate the efficacy of DAB389IL-2 or the Company's other potential products in treating these disorders. There can be no assurance that any of the Company's products will have an application in the treatment of MS or AA. The Company currently lacks the financial resources to pursue this application for DAB389IL-2 at this time.

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

     DAB389EGF binds specifically to the EGF receptor on target cells and may have therapeutic potential in solid tumors, including breast, bladder, lung, colon, prostate, esophageal, thyroid, gastric, renal, endometrial, cervical, brain and ovarian carcinomas, all of which express the EGF receptor. A cell-killing agent such as DAB389EGF may be useful for a variety of solid tumors bearing EGF receptors, including a number of tumors that are inadequately treated by currently available therapies. Pre-clinical tests involving animal models have indicated that DAB389EGF administration results in cell death and tumor regression of EGF-receptor expressing malignancies.

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

     One of two patients enrolled with lung cancer (adenocarcinoma) had a greater than 50% reduction in tumor burden in the episodic schedule. Three additional patients, one with head and neck cancer in the episodic dosing schedule and two with prostate cancer, were judged in the consecutive dosing schedule to have stable disease for the six-month study period.

     A limited Phase I/II dose escalation study, initially focused on non-small cell lung cancer and then expanded to include other EGF-R expressing tumors, is currently in progress.

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

     Further testing in a larger number of patients is required to determine the safety and effectiveness of Seragen's fusion proteins in psoriasis, rheumatoid arthritis, HIV infection and solid tumor cancers. Further testing may also be required to determine the safety and effectiveness of DAB389IL-2 in CTCL.

Strategic Alliance with Eli Lilly and Company

     On August 3, 1994, the Company and Lilly signed an agreement to form a global strategic alliance that gave Lilly exclusive worldwide development, distribution, and marketing rights, except in certain Asian countries, to the Company's IL-2 fusion protein for the treatment of cancer. Lilly also had the option to obtain worldwide development, distribution, and marketing rights for additional indications for IL-2 fusion protein and for other Company products under development upon presentation of Phase II data. The Company retained exclusive rights to promote IL-2 fusion protein and future fusion proteins for dermatologic applications outside of oncology, subject to Lilly's retention of distribution rights for all formulations of IL-2 Fusion Protein. The Company also retained responsibility for bulk manufacturing for all indications.

     On August 4, 1994, under the terms of the alliance, Lilly made an initial payment to the Company of $10 million, $5 million representing payment for 787,092 shares of Company Common Stock at approximately $6.35 per share and $5 million representing an advance against Lilly's purchase of bulk product from the Company. Lilly also agreed to pay the Company an additional $3 million based on the Company meeting certain regulatory milestones in the development of IL-2 Fusion Protein for cancer therapy. In addition, Lilly is required to reimburse the Company for costs incurred in the clinical development of IL-2 Fusion Protein for cancer therapy, including costs for Phase III clinical trials, the preparation of an FDA application and any FDA filing fees. The Company recorded approximately $3,337,000, $3,979,000 and $4,281,000 of contract revenue for such reimbursed development costs during the years ended December 31, 1995, 1996 and 1997, respectively.

     On May 28, 1996, Lilly and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. The amended agreement states that the $5.0 million payment is non-refundable and that Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. To the extent Lilly purchases bulk product in the future, the Company is required to pay Lilly a royalty equal to 75% of the purchase price, up to $2.5 million in any twelve-month period and $5.0 million in the aggregate. The Company will recognize the $5.0 million non-refundable payment and amortize the related deferred commission upon the sale of bulk product to Lilly or at such time as Lilly acknowledges it will not purchase any bulk material.

     On April 7, 1997, the Company entered into an amendment to its Sales and Distribution Agreement and Development Agreement with Lilly. Pursuant to the amendment, Lilly relinquished, subject to certain limitations, all development and promotion rights to IL-2 Fusion Protein non-cancer indications, as well as rights to the Company's other molecules. Lilly did, however, retain rights to distribute all intravenous and intramuscular formulations of IL-2 Fusion Protein, for both cancer and non-cancer indications, except, in the case of cancer indications, in certain Asian countries and, in the case of non-cancer indications, certain Asian countries and member countries of the European Union. Pursuant to the amendment, Lilly agreed to pay to Ajinomoto Co., Inc. ("Ajinomoto") on behalf of the Company $4.3 million. Lilly paid $2.15 million of this amount to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 obligation to Ajinomoto under the Company's restructured agreement with Ajinomoto. See "Patents, Licenses and Proprietary Rights". Pursuant to the amendment, Lilly was permitted to credit $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the $1.5 million milestone payment due under the Sales and Distribution Agreement between the Company and Lilly on the submission by the Company of a BLA for CTCL to the FDA. Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Such milestones have not been met by the Company and, as a result, Lilly has the right at any time to terminate its arrangements with the Company with 30 days' notice. The Company has received no indication from Lilly that Lilly intends to exercise that right. If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf, and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease.

     In consideration for the April 17, 1997 amendment, the Company issued to Lilly in a private placement 1.0 million shares of its common stock.

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

     To date the Company has produced all of its fusion proteins in the laboratory and has produced its IL-2 Fusion Protein and EGF Fusion Protein in manufacturing facilities previously owned by it and now owned and operated by Marathon. Manufacturing facilities utilized for the Company's products are operated in accordance with current Good Manufacturing Practices ("cGMP").

     The Company entered into an agreement to sell its manufacturing facility to B.U. in February 1997 and completed the sale on December 31, 1997, pursuant to an asset purchase agreement See "Business -- General". Simultaneously, the Company entered into a service agreement with B.U. under which B.U. will provide certain services related to product research, development, manufacturing, clinical trials, quality control and quality assurance required by Seragen to continue clinical trials and to produce commercial quantities of DAB389IL-2 for sale. Such services will be performed to specifications outlined in the service contract. In order for this manufacturing facility to produce material that can be marketed, it must be inspected and licensed by the FDA. The Company regularly contracts with a variety of firms for certain quality control testing and fill-finish services, some of which services are essential to the Company. As of January 1996, Lilly is the Company's fill/finish contractor. Generally, these agreements may be terminated at any time by any of the parties thereto.

Competition

     The therapeutic products which the Company is developing will compete with existing therapies for market share. In addition, a number of companies, including biotechnology companies and pharmaceutical companies, acting independently or in collaboration, are pursuing the development of novel pharmaceuticals which target the same diseases the Company is targeting with its products. Furthermore, academic institutions, government agencies and other public organizations conducting research may seek patent protection, discover new drugs or establish collaborative arrangements for drug research that may be competitive with the targeted therapeutic products being developed by the Company.

     The Company's fusion proteins are designed to target cells bearing receptors that are implicated in a variety of diseases. Accordingly, competition will depend in part on the specific therapeutic applications for which the Company's compounds are developed and ultimately approved.

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

     The Company's competitive position also depends upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

     A number of companies, including both large pharmaceutical companies and biotechnology companies, have been actively pursuing the development of monoclonal antibodies and immunotoxin conjugates, the field in which the Company's technology lies, for more than a decade. The Company is aware of two patents issued to the National Cancer Institute, United States Patent 4,892,827 and United States Patent 5,082,927 (the "Pastan Patents"), which relate to fusion proteins similar to those of the Company, in which the cytotoxic agent is Pseudomonas exotoxin. Certain competitors of the Company, including certain large pharmaceutical companies, are known to have been engaged, at least in the past, in the development of fusion proteins under the Pastan Patents as potential therapeutic products for some of the same diseases which the Company is targeting. The Company is unable to assess the effect that such efforts may have on the Company's competitive position or business.

Patents, Licenses and Proprietary Rights

     In November 1983 and as amended in August 1997, the Company entered into an agreement with Harvard University in Cambridge, Massachusetts, whereby the Company was granted a worldwide license under United States Patent 4,675,382 and all foreign patents and patent applications corresponding to United States Patent 4,675,382 (the "Murphy Patents"). The Harvard license provides the Company with the exclusive right to manufacture, have manufactured, sell or have sold, products made in accordance with the Murphy Patents for human and veterinary therapeutic and diagnostic uses for the life of the patents. Under certain circumstances, the license may become non-exclusive. Under the license, the Company has agreed to pay Harvard University an annual license fee until a product is marketed, and thereafter, a royalty on net sales, including a minimum royalty amount if certain sales levels are not met. The Murphy Patents relate to fusion proteins expressed as the product of a fused gene wherein the protein is a toxin whose naturally occurring receptor binding domain is deleted and replaced at the genetic level by a gene encoding a cell-specific polypeptide ligand. The Company believes that the Murphy Patents are fundamental to the use of the genetically constructed diphtheria toxin molecules being developed by the Company. Although the scope of patent protection is difficult to quantify, the Company believes that, due in large part to the Murphy Patents, its patents or licenses to patents should afford adequate protection to conduct its business.

     The Company has also been prosecuting a patent application family directed to its core fusion protein technology, which technology represents an improvement in the technology disclosed in the Murphy patents. Applications are pending in the United States and many foreign countries. Three U.S. patents have issued, and at least one additional U.S. patent is expected to issue, directed to these improvements. These patents should provide intellectual property protection of the Company's core technology for many years after the expiration of the Murphy Patents.

     The Company also has the rights to obtain licenses (many of which are, or will be, exclusive licenses) to patents and patent applications which have been filed by its institutional collaborators. Worldwide, the Company owns or holds exclusive licensing rights to over 70 patents issued worldwide, which cover certain aspects of its technology and products and the methods for their production and use. The Company intends to file patent applications with respect to subsequent developments and improvements when it believes patent protection is in its best interest. There can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology.

     In August 1987, B.U. acquired Nycomed's majority interest and technology rights in the Company. Under the terms of the purchase and sale agreement, Nycomed received a grant of a royalty on future sales of the Company's fusion protein products, as well as a right of first negotiation to market the Company's fusion protein products in Norway, Denmark, Sweden, Finland, Iceland, Belgium, the Netherlands and Luxembourg (the "Territory"). The agreement provides that, when in the business judgment of the Company it is appropriate for the Company to enter into agreements with third parties with respect to the marketing of such products, the Company will negotiate exclusively with Nycomed for 90 days with respect to the rights to market the Company's fusion protein products in the Territory. The Company has conducted such negotiations with Nycomed regarding the Company's IL-2 Fusion Protein and EGF Fusion Protein, but no agreement was reached for the marketing of these products. The Company therefore believes that any rights Nycomed may have had for marketing of the Company's IL-2 Fusion Protein and EGF Fusion Protein in the Territory have expired.

     The Company may need to obtain licenses to other patents of which it is unaware. There can be no assurance that licenses will be available from the owners of such patents, or, if available, that they will be available on terms acceptable to the Company. Moreover, there can be no assurance that all United States or foreign patents that may pose a risk of infringement have been identified.

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

     In December 1994, the Company entered into a license agreement with Ajinomoto which provides the Company with exclusive worldwide rights under Ajinomoto's IL-2 gene patents for the Company's fusion proteins. The Company made an up-front payment of $100,000 under this agreement and was required to make a payment of $4.3 million by March 31, 1997, and to pay royalties ranging from 2% to 4% on sales of licensed product by the Company or its sublicensees. Seragen was required to pay minimum royalties of $100,000 in 1997, $200,000 in 1998 and $300,000 each year thereafter. Seragen did not make any of the required payments.

     On June 1, 1997, the Company restructured its License Agreement with Ajinomoto. The restructured Ajinomoto Agreement provides that the license granted by Ajinomoto to the Company will be non-exclusive. Under the terms of the restructured agreement, the future license fees payable by the Company to Ajinomoto were reduced to the following amounts: a $2.25 million fee payable in the amount of $800,000 by June 30, 1998, or approval by the FDA of a BLA filed by the Company for the licensed product, whichever comes first, in the amount of $800,000 by June 30, 1999, and in the amount of $650,000 by March 31, 2000; and a reduced royalty of 1% on end-user net sales of the licensed product by the Company or its sublicenses. Accordingly, in the year ended December 31, 1997, the Company reduced its obligation to Ajinomoto from $4.3 million to $2.25 million and recorded extraordinary income of $2,050,000 for the reduction of this liability. The Company amended its agreements with Lilly whereby Lilly will pay certain license fees to Ajinomoto on behalf of the Company. See "Business - Strategic Alliance with Eli Lilly and Company".

     In connection with the issuance of 23,800 shares of Series B preferred stock (the "Series B Shares"), the Company formed Seragen Technology, Inc. ("STI"). The Company transferred all of its existing and future United States patents and patent applications (the "Patents") to STI in exchange for 214,200 shares of STI's Class A Common Stock (the "Class A Shares") and 23,800 shares of STI's Class B Common Stock (the "Class B Shares"). Each share of STI Class A Common Stock is owned by the Company. The Company has transferred the Class B Shares to the holders of the Series B Shares.

     STI has no operations, and its sole asset is the Patents. Its authorized capital stock consists of 214,200 Class A Shares and 23,800 Class B Shares, all of which, as described in the paragraph above, are issued and outstanding. Each Class A Share and Class B Share is entitled to one vote on all matters submitted to a vote of STI shareholders, voting together as a single class.



     Simultaneously with the contribution of the Patents to STI, the Company entered into a license agreement with STI pursuant to which STI granted to the Company an irrevocable worldwide exclusive license with respect to the Patents (the "Irrevocable License Agreement"). Under the terms of the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties to STI in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Class B Shares, in turn, are entitled to receive cumulative dividends in an amount equal to any royalty payable to STI under the Irrevocable License Agreement.

     STI has executed a collateral assignment of the Patents in favor of the holders of the Class B Shares, which is being held by an escrow agent. The escrow agent is required to deliver the collateral assignment to the holders of the Class B Shares if dividends on the Class B Shares are in arrears and STI fails for 60 days, after the receipt of notice from the holders of the Class B Shares, to pay the dividends due. Likewise, the holders of Class B Shares have executed a reassignment of the Patents to STI, which also is being held by the escrow agent. The escrow agent is obligated to deliver the reassignment of the Patents to STI upon the redemption by STI of all of the Class B Shares. The Class B Shares are required to be redeemed upon the redemption or conversion of Series B Shares in a number equal to the number of Series B Shares redeemed or converted. The collateral assignment of the Patents secures only STI's dividend payment obligations on the Class B Shares and does not secure any other amounts (e.g., the liquidation preference of the Series B Shares). The collateral assignment of the Patents has no effect until the escrow agent is instructed to deliver it to the holders of the Class B Shares.

     The Company did not pay the cash dividends due in respect of the Series B Shares during the period December 31, 1996 through December 31, 1997, and does not anticipate making any dividend payments on the Series B Shares in 1998. Correspondingly, STI has not paid the dividends due January 1, 1997 through January 1, 1998, on the Class B Shares and it is not anticipated that STI will make any dividend payments advisors on the Class B Shares during 1998.

     Due to STI's failure to pay dividends on the Class B Shares, delivery of notice by the agent for the holders of the Class B Shares to the escrow agent in accordance with the collateral assignment of the Patents is the only condition to delivery of the collateral assignment of the Patents to the holders of the Class B Shares. If the holders of the Class B Shares were to deliver this notice to the escrow agent, they would thereafter have the right to foreclose on the Patents, subject to the Company's rights under the Irrevocable License Agreement. To the Company's knowledge, the holders of the Class B Shares have not delivered this notice to the escrow agent.

Research and Licensing Agreements

     The Company has engaged in sponsored research programs through external research under agreements with various academic institutions and companies and under consulting agreements with scientists affiliated with such institutions. Under the agreements, the Company provides periodic research funding and typically maintains options to obtain exclusive licenses to patents and patent applications which may be filed as a result of the sponsored research by the institutional partner. In general, where a patent is licensed, the license is co-terminus with the patent.

     From April 1, 1984, through December 31, 1996, the Company maintained a research agreement with Boston Medical Center, formerly known as University Hospital, in Boston, Massachusetts (the "UH Research Agreements") in support of research on fusion proteins under the direction of Dr. John R. Murphy. The Company has entered into a license agreement with University Hospital (the "UH License Agreement") under which the Company has acquired exclusive rights to certain patent applications and patents arising out of the research under the UH Research Agreements. Under the UH License Agreement as amended in October 1997, the Company has been granted an exclusive license to five existing U.S. patents and patent applications and to their foreign counterparts.

     The Company maintained a research agreement with Beth Israel Hospital in Boston, Massachusetts (the"BIH Research Agreement"), which began August 1984 and continued until December 31, 1995, related to the control of T-cell mediated response by targeted agents under the direction of Dr. Terry B. Strom. Under the BIH Research Agreement, the Company was granted an option to obtain an exclusive license to any patent application filed on any invention conceived or reduced to practice during the course of the research. Several patent applications have been filed pursuant to the BIH Research Agreement. Two of these describe methods of treating immunological diseases and transplant rejection and have been issued as U.S. Patents 5,011,684 and 5,336,489. Both of these patents have been exclusively licensed to the Company. The Company believes that this method will be broadly useful in the treatment of autoimmune diseases and allograft rejection. A third patent, which issued as U.S. Patent 5,152,980, relates to a method of inducing tolerance to a foreign antigen, which the Company believes will be useful in helping it to keep therapies from being disabled by the body's immune system. The Company has exercised its option to obtain an exclusive license of this patent.

     Including the arrangements described above, the Company has incurred consulting fees to a stockholder and directors of approximately $155,000, $169,000 and $50,000 in 1995, 1996 and 1997, respectively. The Company has also incurred expenses relating to research grants to, and clinical trials performed at, Boston Medical Center and Beth Israel Hospital of approximately $335,000 and $175,000 in 1995 and 1996, respectively, with no grants in 1997.

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

     The Company has entered into a strategic alliance with Lilly in connection with the development, production, marketing and sale of its IL-2 Fusion Protein for cancer and cancer-related bone marrow transplantation. See "Business -- Strategic Alliance with Eli Lilly and Company". The Company may enter into additional corporate partnerships and other agreements in connection with the development, manufacturing, marketing and sale of the IL-2 Fusion Protein for other indications and for all other fusion proteins for any indications. Such arrangements would be subject to fair trade regulation by numerous governmental authorities in the United States and other countries. There can be no assurance that any agreements entered into by the Company and international pharmaceutical partners on terms favorable to the Company would be found to be binding and enforceable if subject to any judicial or administrative action by any governmental authority. If the agreement with Lilly were terminated, and the Company failed to establish additional partnerships in developing, producing, marketing and selling certain of its products, such failure could have a material adverse effect on the Company.

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

     Clinical Trials Process

     The Company expects that its potential products in the United States will be regulated by the Center for Biologics Evaluation and Research ("CBER") of the FDA. Currently, the steps required before a new biological product can be produced and marketed include pre-clinical studies, the filing of an Investigational New Drug ("IND") application, human clinical trials, and the approval of a BLA. Pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and metabolism and to identify potential safety issues. The results of these studies are submitted to the FDA as part of the IND application for review and approval before the commencement of testing in humans. Human clinical testing typically includes a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine a safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to develop preliminary efficacy data, optimal dosages and additional safety data. In Phase III, large scale, multi-center, well-controlled clinical trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA. In some cases, the initial Phase I human testing is in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide efficacy results traditionally obtained in Phase II clinical trials. These trials are frequently referred to as Phase I/II clinical trials. Phase II/III clinical trials refer to a combined phase of human pharmaceutical trials designed to provide evidence of efficacy and safety of a compound in patients with the targeted disease. In some instances, a BLA may be approved based on data from Phase II/III clinical trials. The FDA has issued regulations governing clinical trials, and the failure to comply with these regulations can result in delay in obtaining approvals or the denial of the application.

     The results of the pre-clinical and clinical testing, together with chemistry and manufacturing information, product labeling and other information are submitted to the FDA in the form of a BLA. The Company's application may be subject to the payment of a drug use fee at the time of submission unless waived by the FDA. Commercial manufacturing and marketing of biologic products may occur only after approval of a BLA. In responding to a BLA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all, or if granted will cover all the clinical indications for which the Company is seeking approval. In addition, approvals may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of clinical use.

     Seeking and obtaining regulatory approval for a new therapeutic product including the full clinical trial process, may take several years and may require the expenditure of substantial resources.

     Orphan Drug Designation

     The Orphan Drug Act generally provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or conditions affecting fewer than 200,000 persons in the United States. These incentives include a seven-year marketing exclusivity and funding for qualified clinical trials. The Company has received Orphan Drug designation for DAB389IL-2 in CTCL and may seek Orphan Drug designation for other qualified products. From time to time, proposals have been introduced in Congress to limit Orphan Drug exclusivity.

     Accelerated Drug Approval

     Under current regulations, the FDA will accelerate approval of certain new drugs and biological products for serious or life-threatening illnesses, with provisions for any necessary continued study of the drugs' clinical benefits after approval or with restrictions on use, if necessary. These procedures are intended to expedite marketing of drugs or biologicals for patients suffering from such illnesses when the product provides meaningful therapeutic benefit compared to existing treatment. Drugs or biological products approved under these procedures must meet the requisite standards for safety and effectiveness under the Federal Food, Drug, and Cosmetic Act or the Public Health Service Act, and thus will have full approval for marketing, but will be subject to significant post-approval limitations at least for some period of time. The Company believes that several of its intended products may qualify for accelerated approval under these regulations.

     In December 1997, the Company submitted a BLA to the FDA requesting clearance to market its lead molecule, DAB389IL-2, for the treatment of patients with advanced CTCL who have received previous treatment with other agents. In February 1998, the FDA notified the Company that the BLA had been accepted for filing and designated for "priority" review. The priority review designation indicates that the FDA may review the application in as little as six months. The Company expects the BLA to be scheduled for discussion at the June 1998 meeting of the ODAC, a panel of advisors to the FDA. The Company also expects FDA inspection of the manufacturing facilities used by Seragen for the product in connection with DAB389IL-2 in the second quarter of 1998.

     National Institutes of Health Regulations

     The Company has complied with National Institutes of Health ("NIH") Recombinant DNA Guidelines on a voluntary basis and expects to continue to do so. Such guidelines, among other things, restrict or prohibit certain recombinant DNA experiments and establish levels of biological and physical containment that must be met for various types of research. The federal government has proposed a new interagency biotechnology science coordinating committee to establish a unified approach to the regulation of recombinant DNA activities.

     Foreign Regulations

     Regulations concerning the marketing of human therapeutic products are imposed by most foreign governments and may have an impact on the Company's anticipated operations. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement levels vary widely from country to country. The Company attempts to conduct its development activities in a manner that will comply with most foreign regulations.

     Other Regulations

     The Company's activities are also regulated in part by the Atomic Energy Act, the Occupational Safety and Health Act, the Environmental Protection Act, and other local, state and federal regulations, including those governing the use and disposal of hazardous materials. Any violation of, and the cost of compliance with, these regulations could adversely impact the Company's operations. From time to time other federal, state and local agencies have indicated an interest in implementing further regulation of biotechnology activities. There can be no assurance that additional regulations will not be adopted and, if adopted, that such regulations will not have a material adverse impact on the Company.

Research and Development Spending

     During each of the three fiscal years ended December 31, 1995, 1996 and 1997, the Company spent approximately $14.1 million, $14.0 million and $10.6 million, respectively, on research and development activities. In 1994, approximately $2.8 million of the research and development activities related to a charge to licensed technology for research and development. None of this spending involved customer-sponsored research.

Employees

     As of December 31, 1997, the Company had a total of 13 employees, each of whom has entered into a confidentiality agreement with the Company. Five of them held Ph.D. degrees. None of the Company's employees is covered by a collective bargaining agreement.

     In connection with the sale of the Company's manufacturing and clinical operations to B.U. on December 31, 1997, approximately 90 of the Company's employees formerly involved in the Company's manufacturing and clinical operations became employees of Marathon.

Business Outlook

     This report contains forward-looking statements that are based on the Company's current expectations. Among the forward-looking statements in this report are (i) the statements in this "Business" section discussing the potential applications of the Company's fusion proteins existing or in development, (ii) the potential markets for the Company's products, (iii) the status and anticipated timing of the Company's product development, (iv) the potential efficacy of the Company's products, (v) the methods by which the Company may develop its products, (vi) the effect of the Company's patent and other intellectual property rights, (vii) the anticipated results of the Company's clinical trials and other tests, (viii) the likelihood and timing of approval of the Company's BLA submitted to the FDA in December 1997, (ix) the Company's arrangements with Lilly and developments with respect thereto, and
(x) the Company's agreement with Marathon for the provision of certain services and developments with respect thereto. Other forward-looking statements are the statements in the "Management's Discussion and Analysis"
section including (i) the Company's anticipated future operating results and liquidity requirements, (ii) the Company's ability to fund operations, (iii) the Company's ability to restructure its obligations to its preferred shareholders, (iv) the Company's ability to satisfy its obligations under the Seragen Biopharmaceuticals, Ltd. ("SBL") Shareholders' Agreement, and (v) the Company's ability to raise additional funds through an equity offering, through collaborative or other arrangements with others and (vi) to complete a sale or merger of the Company. However, this paragraph does not necessarily include an exhaustive list of the forward-looking statements contained in this report.

     Because the Company's actual results may differ materially from any forward-looking statements made by or on behalf of the Company, this section discusses important factors that could affect the Company's actual future results, including its revenues, expenses, and net income.

     Early Stage of Product Development. Seragen has not yet marketed or generated revenues from the commercialization of its potential therapeutic products. All of the Company's potential products require significant development, laboratory and clinical testing and regulatory review prior to their commercialization, which takes a number of years. The Company expects that its products, other that DAB389IL-2 in CTCL, will not be available for commercial sale or use for several years, if at all. The Company's products now in pre-clinical trials may not be successful in human clinical trials. Products currently in, or which in the future advance to, various phases of human clinical trials may not prove to be efficacious, or unintended or toxic side effects may occur.

     There can be no assurance that regulatory approvals will be obtained for any products developed by the Company. Generally, only a small percentage of new pharmaceutical products are approved for sale. Moreover, if regulatory approval of a product is granted, the approval may limit the indicated uses for which the product may be marketed.

     Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on the use of the product or its manufacturer, including withdrawal of the product from the market.

     History of Operating Losses and Accumulated Deficit. The Company has experienced significant operating losses in each year since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $206 million. The Company expects to incur significant additional operating losses for the foreseeable future and expects cumulative losses to increase. There can be no assurance that the Company will ever achieve a profitable level of operations.

     Additional Financing Requirements and Access to Capital Funding. The Company has expended and will continue to expend substantial funds on research and the development of its products, establishment of commercial-scale manufacturing facilities, and marketing of its products.

     It is assumed that the Company's strategic partner Lilly will provide the funds required for the CTCL clinical trials under the terms of its agreements with the Company. However, Lilly has the right based on certain specified clinical, regulatory and financial milestones having not been met to terminate the Company's agreements with 30 days' notice. If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf, and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease. The Company may need additional funding in order to continue the trials and the Company may not be able to negotiate other collaborative arrangements on acceptable terms. There can be no assurance that the Company's alliance with Lilly will continue.

     The Company's ability to finance its operations beyond June 1998 is dependent upon its ability to raise additional capital through additional financings or strategic alliances. No assurance can be given that additional funds will be available to the Company to finance its development on acceptable terms, if at all, or, if available, that such arrangements would not require the Company to relinquish rights to certain products or markets in exchange for funding. If adequate additional funds cannot be raised, then the Company's business will be materially and adversely affected and the Company may be required to suspend operations.

     Reliance on Fusion Protein Technology; Technological Change and Competition. The Company's future success is entirely dependent on the clinical and commercial viability of its fusion protein products. The biotechnology industry is subject to rapid and significant technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions, and others. The Company's competitors may succeed in developing other fusion proteins, technologies and products that are more effective than any being developed by the Company, or that would render the Company's technology and products obsolete and noncompetitive. Many of these competitors (including certain competitors developing other fusion protein products) have substantially greater financial and technical resources and production and marketing capabilities than the Company.

     Many of the Company's competitors have significantly greater experience than the Company in undertaking pre-clinical testing and human clinical trials of new or improved pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. The Company has limited experience in conducting and managing pre-clinical and clinical testing necessary to obtain these approvals. The Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with its competitors with respect to manufacturing and marketing capabilities, areas in which it has limited or no experience.

     Dependence on Marathon for Services. The Company has no independent manufacturing and clinical operations and will depend upon Marathon's ability to provide certain services relating to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Marathon employees providing such services are comprised primarily of former employees of Seragen. Marathon's success will depend, in large part, on its continued ability to attract and retain highly qualified scientific and business personnel. Competition for such personnel and relationships is intense.

     B.U. may terminate its service agreement with the Company if its annual losses exceed $9 million and the Company fails to reimburse B.U. for any losses in excess of such amount. As of March 31, 1998, the Company has not paid any portion of these fees, and B.U. has not taken any action to compel payment. As a result, the Company currently is indebted to B.U. in this respect in the amount of $5.8 million as of February 28, 1998. In the event that B.U. were to demand payment of fees payable by the Company under the service agreement, there can be no assurance that the Company would have sufficient funds available to make payment. In such event, B.U. could suspend or terminate the provision of services to the Company under the service agreement. In the event that B.U. were to suspend or terminate the provision of service to the Company under the service agreement, the Company may not be able to contract with another party for these services in that event, may be required to pay more for these services, and may incur significant delays in its product development and clinical trial efforts if it should be unable to continue to utilize the services of the operating facilities it has sold to Marathon.

     The Company currently is negotiating a reduction in fees payable to Marathon due to certain reductions in the services performed in 1997 and to be performed in 1998. There can be no assurance that the Company will be successful in its renegotiation efforts or that a renegotiated price would be as favorable as that the Company could obtain from other sources.

     Dependence on Collaborative Partners. If Lilly exercises its right to terminate its alliance with the Company, including its funding of the CTCL clinical trials, the Company may be required to seek other collaborative arrangements. See "Business -- Strategic Alliance with Eli Lilly and Company". There can be no assurance that the Company will be able to negotiate any other collaborative arrangements on acceptable terms, or that any such collaborative arrangements will be successful.

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

     The Company's success will depend, in part, on its ability to obtain patent protection for its products, both in the United States and in other countries. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, patents will afford the Company with protection against its competitors.

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

     The Company is required to pay B.U. and Nycomed certain royalties on the sales by the Company of certain products. In addition, B.U. retains a security interest in certain technology and could reacquire all ownership rights in the technology upon a default by the Company under the terms of its agreement. See "Business -- Patents, Licenses and Proprietary Rights" and "Certain Relationships And Related Transactions."

     The Company's Patents are the subject of a collateral assignment made by STI in favor of the Series B shareholders. See "Business -- Patents, Licenses and Proprietary Rights." If the Patents were to be transferred pursuant to this collateral assignment, the Company would not have any direct or indirect ownership interest in the Patents. If the Company failed in these circumstances to make all required payments under the Irrevocable License Agreement with STI, the Company could lose the right afforded by the Irrevocable License Agreement to use the Patents. There is no assurance that the Company would be able to make payments due under the Irrevocable License Agreement in the event the Series B shareholders exercise their right to require the delivery of the collateral assignment of the Patents.

     The Company may need to obtain licenses of certain other United States and foreign patents for certain products or processes contemplated by the Company. There can be no assurance that licenses will be available from the owners of such patents or will be available on terms acceptable to the Company. Moreover, there can be no assurance that all United States and foreign patents that may pose a risk of infringement have been identified.

     The Company also relies on unpatented proprietary technology. There can be no assurance that the Company can adequately protect its rights in unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to the Company's proprietary technology.

     Absence of Manufacturing Experience. To be successful, the Company's products must be manufactured in commercial quantities, in compliance with regulatory requirements, and at acceptable costs. Production in commercial quantities will create technical, regulatory and financial challenges for the Company. Neither the Company nor its manufacturing service provider, Marathon, has ever engaged in large-scale manufacturing.

     The Company regularly contracts with a variety of firms in addition to Marathon for testing and manufacturing services, some of which services are essential to the Company. Generally, these agreements may be terminated at any time by any of these third parties.

     Need for Commercial Sales and Marketing Capabilities. Although the Company may market certain of its products through a direct sales force if and when regulatory approvals are obtained, it currently has no marketing or sales staff. Significant additional expenditures, management resources and time will be required to develop a sales force and, to the extent that the Company determines not to, or is unable to, arrange third party distribution for its products.

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

ITEM 2.  PROPERTIES

     The Company subleases approximately 7,000 square feet of office space in two buildings in Hopkinton, Massachusetts from Marathon. The subleases on each of the buildings expire in January 1999 and the Company can exercise, at its option, two one-year extensions on each sublease. The Company believes that these facilities are adequate for its operations as currently contemplated.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in an action brought in Massachusetts Superior Court by Jelric Realty Trust, the owner of premises that the Company leased and occupied until mid-December, 1997. The plaintiff has alleged that the Company breached its lease agreements by failing to vacate in a timely manner, failing to return the premises to original condition, and failing to pay rent for the last few months of the lease and seeks damages in the amount of $218,724. The plaintiff has sought and obtained an attachment on funds which the Company had on deposit at State Street Bank and Trust Company in the amount of $25,000. The Company has answered the complaint by denying liability. Discovery in this action has just begun. Because of the early stage of the proceedings, management is unable to express an opinion as to the likely outcome of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on December 16, 1997. The following matters were voted upon:

(1) Six persons were elected to serve as Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are chosen and qualified. The following is a table setting forth the number of votes cast for and withheld for each nominee for
     Director:

               Name                     Vote For         Vote Withheld

               Reed R. Prior            19,423,202           727,348
               Gerald S.J. Cassidy      19,452,145           698,405
               Kenneth G. Condon        19,455,758           694,792
               Norman A. Jacobs         19,462,245           688,305
               Jean C. Nichols          19,468,253           682,297
               John R. Silber           19,444,660           705,890



(2) The shareholders approved the sale of the Company's Operating Division to B.U. and related contract service arrangement between the Company and B.U. This proposal was approved with 15,241,198 votes for the proposal, 443,621 votes against the proposal, 77,030 abstentions and 4,388,701 broker non-votes. The sale of the Operating Division and the related contract service arrangement were also ratified by those shareholders of the Company excluding B.U., Leon Hirsch and Turi Josefsen and their affiliates. Of those shares, there were 7,218,871 votes for the proposal, 443,621 votes against the proposal, 77,030 abstentions and 4,388,701 broker non-votes.

(3) The shareholders approved an amendment of the Company's 1992 Long Term Incentive Plan to increase the number of shares available under the plan from 2,300,000 to 16,000,000. This proposal was approved with 13,600,798 votes for the proposal, 2,050,954 votes against the proposal, 110,097 abstentions and 4,388,701 broker non-votes.

(4) The shareholders ratified the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. This proposal was approved with 19,851,204 votes for the proposal, 176,399 votes against the proposal, 82,947 abstentions and 40,000 broker non-votes.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCK MATTERS

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol SRGN. Until September 9, 1997, the Common Stock was quoted on the Nasdaq National Market. The following table sets forth for the periods indicated high and low reported sale prices for the Company's Common Stock as reported on the applicable market.

                                                High       Low
                                                ----       ---

1996
        First Quarter........................   5 5/8      2 7/8
        Second Quarter.......................   5 3/4      3 3/4
        Third Quarter........................   4 1/2      2 5/8
        Fourth Quarter.......................   3 1/8      2 9/32
1997
        First Quarter........................   1 5/8      15/16
        Second Quarter.......................   2 1/8      15/16
        Third Quarter........................   1 1/16      1/2
        Fourth Quarter.......................   11/16      15/64

     The last reported sale price of the Common Stock as reported on the OTC Bulletin Board on March 30, 1998 was $0.46. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. As of March 31, 1998, there were 680 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock. The Company is required to pay cash dividends on its Series B Shares, although these dividends currently are in arrears. The Company is required to pay Common Stock dividends on its Series D Shares.

     As of September 9, 1997, the Company's Common Stock was delisted from trading on the Nasdaq National Market due to failure of the Company to comply with Nasdaq's minimum net tangible assets requirement. The delisting of the Common Stock from the Nasdaq National Market could have a material adverse effect on the Company's efforts to raise additional equity capital. In addition, as a result of the delisting of the Common Stock from the Nasdaq National Market, the investors in SBL, which is a company 49% owned by the Company, may claim that they are entitled to require the Company to purchase their shares in SBL for cash. See Note G of "Notes to Financial Statements". The Company believes that it has meritorious defenses to assert against this potential claim. There is no assurance that the Company will have sufficient cash to purchase the investors' shares in SBL for cash. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected financial data for, and as of the end of, each of the years in the five-year period ended December 31, 1997 which have been derived from the audited financial statements of the Company. See Note O to Notes to Financial Statements for restatement discussion.
 Financial statements for the three fiscal years ended December 31, 1997 are included elsewhere in this report. This selected financial data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.



                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                               1993               1994              1995               1996              1997
                                          ------------        -----------      ------------       ------------     -------------
                                                                                                  (As Restated)
STATEMENT OF OPERATIONS DATA:
Contract revenue and
 license fees ........................... $    138,226       $    588,350      $  3,337,388       $  5,542,315       $  4,713,686

Operating Expenses:
  Cost of contract revenue
    and license fees ....................            -            588,350         3,337,388          4,504,243          4,281,174
  Research and development ..............   13,718,973         15,240,195        14,086,632         13,959,405         10,601,362
  General and administrative ............    4,357,563          4,903,963         4,904,226          5,148,465          5,738,703
  Licensed technology for research
    and development .....................            -          2,824,217
                                          ------------        ------------      -----------        -----------      -------------
    Total operating expenses ............   18,076,536         23,556,725        22,328,246         23,612,113         20,621,239
                                          ------------        ------------      -----------        -----------       ------------
  Loss from operations ..................  (17,938,310)       (22,968,375)      (18,990,858)       (18,069,798)       (15,907,553)

  Loss incurred in connection with
    Canadian affiliate ..................            -                  -          (390,136)        (2,923,864)                 -
  Interest income .......................      611,784            438,338            92,924            120,740            127,322
  Interest expense ......................      (53,505)          (113,756)       (1,813,128)        (5,453,638)          (172,366)
                                          -------------       -----------       ------------       -----------       ------------
  Net loss before extraordinary income.... (17,380,031)       (22,643,793)      (21,101,198)       (26,326,560)       (15,952,597)
                                           ============       ============      ============       ============       ============
  Extraordinary income....................           -                  -                 -                  -          2,050,000
                                           ------------       ------------      ------------       ------------       ------------
  Net loss...............................  (17,380,031)       (22,643,793)      (21,101,198)       (26,326,560)       (13,902,597)
                                           ============       ============      ============       ============       ============
  Preferred stock dividends .............            -                  -                 -         10,394,918          3,487,587
                                           ============       ============      ============       ============       ============

   Net loss applicable to common
    stockholders ........................ $(17,380,031)      $(22,643,793)     $(21,101,198)      $(36,721,478)      $(17,390,184)
                                          ============       =============     =============      ============       ============
  Net loss per common share ............. $      (1.26)      $      (1.45)     $      (1.29)      $      (2.20)      $       (.88)
                                          ============       =============     =============      ============       ============
  Weighted average common shares
    used in computing net loss
    per share ...........................   13,775,341         15,631,333        16,355,587         16,724,493        19,826,864
                                           ===========        ===========       ===========        ===========       ===========






                                                                                   DECEMBER 31,
                                          --------------------------------------------------------------------------------------
                                              1993               1994              1995               1996              1997
                                          ------------        -----------      ------------       ------------     -------------
                                                                                                  (As Restated)
BALANCE SHEET DATA:

Cash and cash equivalents ............... $ 10,104,179       $  5,536,782      $    435,460       $  1,548,392       $  5,328,535
Marketable securities ...................            -          2,034,948                 -                  -                  -
Working capital (deficit) ...............    8,612,996          3,859,854        (1,298,886)        (5,927,902)        (3,125,559)
Total assets ............................   18,099,705         17,039,292        16,299,508         10,504,608          8,811,565
Short-term debt .........................      170,572            197,453           248,494          5,402,268            800,000
Long-term debt ..........................      483,364          3,038,778        15,977,899                  -          1,450,000
Deferred revenue ........................            -          5,000,000         5,000,000          5,000,000         10,000,000
Canadian affiliate put option
  liability .............................            -                  -         2,076,000          2,400,000          2,400,000
Total liabilities .......................    2,893,194         13,255,070        26,741,003         17,091,212         23,703,412
Accumulated deficit ..................... (108,528,342)      (131,172,135)     (152,273,333)      (188,994,811)      (206,384,995)
  Total stockholders's equity (deficit) .   15,206,511          3,784,222       (10,441,495)        (6,586,604)       (14,891,847)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is engaged in the discovery, research and development of pharmaceutical products for human therapeutic applications. Since 1985, the Company has focused substantially all of its efforts and resources on research and development of its fusion protein technology. The Company's fusion proteins were developed using proprietary technology and have potential applications in a wide range of human diseases. To date, the Company has not generated any revenues from the sale of fusion protein products, and the Company does not expect to receive any such revenues in 1998. The Company has generated no profit since its inception and expects to incur additional operating losses over the next several years.

     In February 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to B.U. or a designated affiliate for $5 million and in connection therewith entered into a service agreement with B.U. pursuant to which B.U. will provide the Company with certain services related to product research, development, manufacturing, clinical trials, quality control and quality assurance. After receiving shareholder approval and ratification, the Company completed the sale of the Operating Division on December 31, 1997. B.U. assumed responsibility for the facility's operation including responsibility for operating costs as of February 14, 1997. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources".

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

Results of Operations

     1997 to 1996

     The Company incurred a net loss of $17.4 million for the year ended December 31, 1997 compared to $36.7 million for the year ended December 31, 1996. The decrease in net loss of $19.3 million during 1997 was primarily due to (i) a decrease of $6.9 million in preferred stock dividends and accretion
(ii) a reduction in operating expenses of $3.0 million, (iii) a reduction in the loss incurred in connection with the Company's Canadian affiliate of $2.9 million, (iv) a decrease of $5.3 million in interest expense, and (v) an extraordinary gain of $2.1 million reflecting the forgiveness of indebtedness of the Ajinomoto license agreement. These decreases in expenses were partially offset by a reduction in revenue of $0.8 million.

     The Company's revenues for the year ended December 31, 1997 were $4.7 million as compared to $5.5 million for the year ended December 31, 1996. Contract revenue from Lilly increased in the year ended December 31, 1997 as compared to 1996 by $0.3 million, associated with the Phase III clinical trial for IL-2 Fusion Protein for cancer therapy, other contract revenue increased by $0.4 million, however this gain was more than offset by a decrease in revenue from license fees of $1.5 million as a result of a one-time fee relating to the exercise by a third party of a an option to license certain patents in the field of transplantation in 1996.

     Total operating expenses decreased by $3.0 million to $20.6 million in 1997 from $23.6 million in 1996. Expenses associated with the cost of contract revenue and license fees decreased by $0.2 million to $4.3 million in 1997 from $4.5 million in 1996. Although the cost of contract revenue from Lilly increased by $0.3 million, this was more than offset by the one-time expense of a sublicense fee relating to the exercise by a third party of an option to license certain patents in the field of transplantation that occurred in the year ended December 31, 1996. Research and development expenses decreased by $3.4 million to $10.6 million for the year ended December 31, 1997 as compared to $14.0 million for the year ended December 31, 1996. This decrease was primarily the result of a reduction in workforce and related expenses.

     General and administrative expenses increased by $0.6 million to $5.7 million for the year ended December 31, 1997 as compared to $5.1 million for the year ended December 31, 1996 due to the increase in legal expenses associated with the Company's proxy filing and patent counsel, a fairness opinion for USSC, the value of warrants issued to USSC, and fees and expenses of certain consultants.

     Losses incurred in connection with the Company's Canadian affiliate decreased by $2.9 million to $0 in 1997. This decrease reflects the Company's decision in 1997 to reduce its investment in the affiliate to zero and reflect a liability for the current put obligation of $2.4 million held by the shareholders of the Canadian affiliate. Interest income was substantially unchanged for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

     Interest expense decreased $5.3 million in 1997 to $0.2 million from $5.5 million in 1996 primarily due to the elimination of the lines of credit in exchange for Series B Preferred Stock which occurred in July 1996.

     The Company recorded $3.5 million in preferred stock dividends in 1997 related to the Series A, B and C Preferred Stock. In 1996 the Company recorded $10.4 million in preferred stock dividends which consisted of (i) the value associated with the Series B Preferred Stock warrants of $8.6 million,
(ii) cash dividends of $1.2 million, and (iii) stock dividends and issuance costs of $610,000.

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

                                                              For the Year Ended
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


Liquidity and Capital Resources

     As of December 31, 1997, the Company had approximately $5.3 million in cash and cash equivalents, which was comprised of (i) $5.0 million from USSC pursuant to the USSC License Agreement, (ii) the remainder of the deposit to date of $4.5 million made by B.U. with respect to the operating facility in connection with the sale of the Company's manufacturing and clinical operations to B.U., and (iii) payments received from B.U. in connection with its assumption of liabilities for the operating division under the Service Agreement during the period from February 14, 1997, through December 31, 1997, the date on which the sale of the operating facility to B.U. was consummated.

     The Company expects to incur substantial additional research and development expenses as it continues development of its fusion proteins and pursues regulatory approval for DAB389IL-2 through its pending BLA. The Company also expects to incur substantial administrative and commercialization expenses in the future. The Company's continuing operating losses and requirements for working capital will depend on many factors, including progress in and costs associated with its research, pre-clinical and clinical development efforts and the level of resources which the Company must devote to obtaining regulatory approvals to manufacture and sell its products.

     Even if the BLA is approved by the FDA, a number of considerations affect the Company's business prospects. These include: the currently-projected sales levels for DAB389IL-2 in CTCL; the prices that the Company will receive for the product from Lilly, its marketing partner for cancer; the royalties the Company must pay to other parties for its technology licenses; the Company's obligation to repay a $5 million advance against future sales; and the Company's costs for having the product manufactured. Given these considerations, the Company does not expect revenues from DAB389IL-2 to cover its operating costs for the foreseeable future.

     On April 7, 1997, the Company entered into the Amendment to its Sales and Distribution Agreement and Development Agreement with Lilly pursuant to which Lilly had originally obtained the development and marketing rights to the Company's lead molecule, IL-2 Fusion Protein, for all cancer and certain non-cancer indications. Under the terms of the Amendment, subject to certain limitations, Lilly relinquished certain other development and marketing rights to IL-2 Fusion Protein for non-cancer indications, as well as rights to other molecules. In addition, Lilly agreed to pay to Ajinomoto on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 million obligation to Ajinomoto under the Company's restructured agreement with Ajinomoto. Pursuant to the Amendment, Lilly has credited $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the $1.5 million milestone payment that was due from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly upon the submission in December 1997 of a BLA for CTCL to the FDA.

     Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement and Development Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. The Company has not met the milestones and as a result, Lilly has the right, with 30 days' notice, to terminate its agreements with the Company. The Company has received no indication from Lilly that Lilly intends to exercise that right. If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf, and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease.

     In exchange for the amendments to the agreement, the Company issued to Lilly in a private placement 1.0 million shares of its common stock, which were valued at $800,000 and recorded as research and development expense.

     On June 1, 1997, the Company restructured its License Agreement with Ajinomoto pursuant to which Ajinomoto had granted the Company worldwide rights to certain IL-2 gene patents owned by the Japanese Foundation for Cancer Research and Ajinomoto for potential use in the development of the Company's lead product, IL-2 Fusion Protein. Prior to the restructuring, the Company was obligated to pay Ajinomoto license fees and royalties as follows: $4.3 million payable upon the occurrence of certain specified events, but no later than March 31, 1997 (extended by agreement of Ajinomoto to May 31, 1997); and royalties ranging from 2% to 4% on sales of the licensed product by the Company or its sublicensees, but with minimum royalties of $100,000 for the third year of the agreement, $200,000 for the fourth year of the agreement, and $300,000 for the fifth and following years of the agreement. In addition, prior to the restructuring, the rights granted by Ajinomoto to the Company pursuant to the License Agreement were exclusive.

     Under the terms of the restructuring, the future license fees and royalties payable by the Company to Ajinomoto were reduced to the following amounts: a $2.25 million fee payable in the amount of $800,000 by June 30, 1998, or approval by the FDA of a BLA filed by the Company for the licensed product, whichever comes first, in the amount of $800,000 by June 30, 1999, and in the amount of $650,000 by March 31, 2000; and a reduced royalty of 1% on end user net sales of the licensed product by the Company or its sublicenses. The Company amended its agreements with Lilly whereby Lilly will pay license fees to Ajinomoto on behalf of the Company, subject to certain limitations. The restructuring provides that the license granted by Ajinomoto to the Company will be non-exclusive. Accordingly, in 1997, the Company reduced its obligation to Ajinomoto from $4.3 million to $2.25 million and recorded extraordinary income of $2,050,000 for the reduction of this liability.

     In 1997, the Company sold its Operating Division to B.U. The Company began assembling the components of the Company's operating division, which includes substantially all of the Company's personnel and tangible assets and related contract rights other than (i) certain management personnel, and (ii) assets utilized by retained management personnel in the performance of their duties (collectively, the "Operating Division"), over five years ago. The Company developed the Operating Division in a manner that provided excess capacity in order to meet anticipated commercial demand for the Company's products. Historically, the Operating Division has never operated at full capacity because the Company has not yet begun manufacturing product for commercial purposes and due to the limited financial resources that the Company has available to develop other products. The Company, however, maintained a relatively high level of staffing in order to comply with regulatory requirements. The Company maintained the Operating Division, despite its high costs, because of the delays and disruptions in the Company's product development and clinical trial efforts that the board of directors and management believed would have resulted had the Company discontinued the operations of the Operating Division and sought to obtain the services provided by the Operating Division from third parties. In late 1996, the Company determined that it did not have adequate financial resources to maintain the Operating Division in accordance with its initial plans or to develop additional products utilizing the Operating Division. The Company did not provide services to third parties using the services of the Operating Division due to regulatory guidelines that prevented it from doing so. In recent years, the FDA has relaxed these guidelines. However, the Company chose not to contract out excess capacity because this would not have led to a substantial and rapid reduction in expenditures and because of the potential resulting distraction to key management.

     As of February 14, 1997, the Company entered into the Asset Purchase Agreement to sell the Operating Division to B.U. or a designated affiliate for $5.0 million. The net book value of the assets to be sold to B.U. was approximately $4.5 million as of February 14, 1997. The Company closed this transaction on December 31, 1997. The net book value of the assets sold to B.U. was approximately $3.9 million as of December 31, 1997. At the closing, B.U. paid the remaining $500,000 of the purchase price, and a majority of the Company's employees involved in its manufacturing and clinical operations became employees of the contract service organization created by B.U. under the name Marathon for purposes of purchasing the Seragen assets. Upon the closing of this transaction, the Company accounted for the gain on the sale of the Operating Division and the excess of the reimbursed operating costs over the amount due to B.U., pursuant to the Service Agreement for the period from February 14, 1997 until the closing of the transaction, as a contribution of capital.

     Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into the Service Agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999 and is subject to certain early termination provisions, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and, after notice, the Company does not reimburse B.U. for the losses in excess of $9.0 million. If the Company is unable to or chooses not to make the additional payments, it will be forced to change to a new service provider. This could adversely affect the Company's research and development efforts. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the Operating Division. The Company has agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. Seragen and B.U. are currently negotiating a reduction in the fees payable in 1997 and for 1998 based on the actual services rendered in 1997 and those anticipated for 1998. See "Business Outlook -- Dependence on Marathon for Services". As of March 31, 1998, the Company has not paid any portion of these fees, and B.U. has not taken any action to compel payment. As a result, the Company currently is indebted to B.U. in this respect in the amount of $5.8 million as of February 28, 1998.

     As a result of the Service Agreement, the Company's research and development operating costs in the year ended December 31, 1997 were reduced substantially, even after taking into consideration the accrued amount owed to B.U. under the Service Agreement. The Service Agreement is expected to continue to result in reduced operating costs in research and development, as the Company will be contracting solely for the services that the Company requires for clinical and manufacturing purposes.

     On July 31, 1997, the Company entered into the USSC License Agreement with USSC, granting USSC an option on worldwide rights to the EGF Fusion Protein for restenosis in cardiovascular applications. Leon C. Hirsch, who beneficially owns more than 5% of the Company's Common Stock, is the Chairman of USSC and beneficially owns 7.8% of the common stock of USSC. Turi Josefsen, who beneficially owns more than 5% of the Company's Common Stock, is a director of USSC and beneficially owns 1.8% of the common stock of USSC. John R. Silber, a director of the Company, is a director of USSC and beneficially owns .02% of the common stock of USSC. Pursuant to the USSC License Agreement, USSC made an initial payment to the Company of $5.0 million on July 31, 1997. Under the USSC License Agreement, USSC is entitled to acquire an exclusive license to the EGF Fusion Protein technology, at any time during a 15-month evaluation period, upon the payment to the Company of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of the Company's Common Stock at a purchase price of $.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company charged $175,000 for such warrant to general and administrative expense. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If USSC's option to obtain an exclusive license of the EGF Fusion Protein technology is exercised, milestone payments will be payable by USSC to the Company up to a maximum amount of $22.5 million. In addition, USSC will be obligated to pay the Company royalties on commercial sales of the licensed product. In the event USSC chooses not to exercise the option, the USSC License Agreement will terminate, and, in exchange, USSC will receive $5.0 million worth of the Company's Common Stock valued at the average of the closing prices of the Company's Common Stock (i) for the ten trading days preceding the date of the USSC License Agreement or
(ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower. The Company will record the $5.0 million initial payment from USSC as a liability. In the event that USSC exercises its option to license the EGF Fusion Protein, the $5.0 million will be recorded as revenue at that time. In the event that USSC chooses not to exercise the option, the $5.0 million will be recorded as stockholders' equity.

     On August 6, 1997, the Company and Harvard College amended their license agreement dated November 29, 1983. Pursuant to the amended license agreement, the royalties payable by the Company on net sales of product covered by such license agreement were reduced from 5% to 2%. Further, the royalties payable to Harvard from sub-licenses were reduced from 50% to 10%.

     On October 1, 1997, the Company and the Boston Medical Center (formerly University Hospital) amended their license and royalty agreement dated November 18, 1991. Pursuant to the amended license and royalty agreement, the royalties payable by the Company on net sales of product covered by such license agreement following the expiration of the Harvard license, above, were reduced from 1.5% to 1.0%. Further, the royalties payable to Boston Medical Center from sub-licenses were reduced from 15% to 2% provided that such products require other patents or licenses in addition to the license from Boston Medical Center.

     On May 29, 1996, the Company issued 4,000 shares of Series A Preferred stock ("Series A Shares"), to investors outside the United States in reliance on Regulation S of the Securities Act, for gross proceeds of $4 million (approximately $3.8 million net of offering fees). Each Series A Share was convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five-day period prior to the conversion date, subject to a contractually-imposed maximum of 3,321,563 shares of Common Stock. Any share the investor was unable to convert due to the conversion cap could be exchanged for $1,150 per share in cash. On November 11, 1997, the holder of the Series A Shares and the Company agreed to eliminate the conversion limitation and the ability to exchange such shares for cash when subject to such limitation. The holders of the Series A Shares also were entitled to receive cumulative dividends from May 29, 1996, at an 8% annual rate upon conversion, payable in shares of Common Stock. Any Series A Shares remaining outstanding on November 29, 1997, were to be automatically converted into shares of Common Stock.

     On November 26, 1997, the Company issued 923 shares of Series D Preferred stock ("Series D Shares") in exchange for all remaining outstanding shares of its Series A Shares. The Series D Shares feature terms identical to the Series A Shares, except that (1) the Series D Shares do not convert automatically into Common Stock until November 29, 1998, and (2) the Series D Shares are redeemable for cash. At December 31, 1997, 908 shares of Series D Shares were outstanding, representing a liquidation value of $1,023,321.

     The Company has not paid the cash dividends due December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997, on shares of its Series B Preferred stock ("Series B Shares"), nor has the Company made the royalty payments due to its subsidiary, Seragen Technology, Inc. ("STI"), on January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, and January 1, 1998. Correspondingly, STI has not paid the dividends due January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, and January 1, 1998 on shares of its Class B common stock ("Class B Shares"). The Company does not expect STI to make any dividend payments advisors due on the Class B Shares in 1998. The holders of the Class B Shares have the right under an escrow agreement to seek delivery to them of a collateral assignment of the Company's patents.

     Dividends payable of approximately $2.9 million with respect of the Series B Shares were outstanding at December 31, 1997, and are included in accrued expenses. See Note E to the Company's financial statements.

     On September 30, 1996, the Company raised net proceeds of approximately $5 million through the sale of 5,000 shares of the Company's non-voting convertible Series C Preferred Stock ("Series C Shares") in a private placement with B.U. under Regulation D of the Securities Act of 1933. The Series C Shares were convertible at the option of the holder into shares of Seragen Common Stock. See Note J to the Company's financial statements.

     Effective March 30, 1998, 1,060 Series C Shares automatically converted, in accordance with the terms of the Series C preferred stock, into 3,360,625 shares of the Company's common stock and 3,940 Series C Shares were, as required by the terms of the Series C preferred stock, purchased by the Company for an aggregate purchase price of $4,530,461. Following these transactions, no Series C Shares remained outstanding. The purchase price for the Series C Shares purchased by the Company has not yet been paid by the Company, nor has B.U., the holder of the Series C Shares, demanded payment of the said purchase price. As a result, the Company currently is indebted to B.U. for this amount.

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

     The Company anticipates that existing cash and cash equivalents, reimbursement of clinical costs for the development of IL-2 Fusion Protein for cancer therapy from Lilly, the deferral of payments of amounts currently owed under the service agreement with Marathon and the $5.0 million received from USSC for a license option will be sufficient to fund the Company's working capital requirements through approximately June 1998. The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1997 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This uncertainty may adversely affect the Company's ability to raise additional capital. See Note A in "Notes to the Financial Statements." The Company's ability to finance its operations is dependent upon its ability to raise additional capital.

     The Company continues to seek additional funds through collaborative or other arrangements with corporate partners and others. The Company entered into one such arrangement in 1997 with USSC, as described above, with respect to its EGF Fusion Protein. However, the Company's prospects for such arrangements with respect to IL-2 Fusion Protein appear to be limited. The Company's management has found that clinical issues associated with the side-effect profile of the product and with its intravenous administration, along with the fact that the same molecule has already been partnered for cancer indications, make it difficult to attract a partner to develop the product for non-cancer indications. Management of the Company accordingly believes that it will continue to be difficult for the Company to establish, on advantageous terms, additional collaborative partnerships for further trials of IL-2 Fusion Protein.

     The Company has also explored possible opportunities for equity and debt offerings. On the basis of discussions with its financial advisors and with multiple prospective investors, Company management has concluded that it is unlikely that the Company will be able to obtain such financing on terms that Company management believes would be attractive to the Company's existing shareholders.

     If the Company does not consummate a financing or other transaction, then the Company's current cash position may not be sufficient to meet its financial obligations or to fund operations at the current level beyond June 1998. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate some or all of its clinical trials, manufacturing or development activities or certain other aspects of its business and may be required to cease operations.

     In January 1998, the Company subleased approximately 7,000 square feet of office space in two buildings in Hopkinton, Massachusetts from Marathon. The subleases on each of the buildings expires in January 1999 and the Company can exercise, at its option, two one-year extensions on each sublease.


Safe Harbor Information

     Some of the statements contained in this document are forward-looking, including statements relating directly or by implication to the Company's products, operations, strategic partnerships, and ability to fund its operations. These statements are based on current expectations and involve a number of uncertainties and risks, including (but not limited to) the Company's ability to proceed with successful development, testing, and licensing of its products, to modify certain existing arrangements, to enter into additional strategic partnerships and other collaborative arrangements, to raise additional capital on satisfactory terms, or to complete a merger or sale of the Company. For further information, refer to the "Business Outlook" section. Actual results may differ materially from expectations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         Page
Index to Financial Statements and Schedule


Reports of Independent Accountants. . . . . . . . . . . . . . . . . . . . 34

Financial Statements:

     Balance Sheets as of December 31, 1996 and 1997 (As Restated). . . . 36

     Statements of Operations for the years ended December 31, 1995,
       1996 and 1997 (As Restated). . . . . . . . . . . . . . . . . . . . 37

     Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1995, 1996 and 1997 (As Restated) . . . . . . . 38

     Statements of Cash Flows for the years ended December 31,
       1995, 1996 and 1997 (As Restated) . . . . . . . . . .. . . . . . . 39

     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . 40

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Seragen, Inc.:

     We have audited the accompanying balance sheets of Seragen, Inc. (a Delaware Corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seragen, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note A, the Company has experienced significant operating losses since inception, has a significant stockholders' deficit and has a working capital deficit as of December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                           Arthur Andersen LLP

Boston, Massachusetts
February 5, 1998
(except for the matter discussed in Note J as to which the date is March 30,
1998)

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Seragen, Inc.:

     We have audited the balance sheet of Seragen, Inc. as of December 31, 1995 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seragen, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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





                              Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 23, 1996

                                                BALANCE SHEETS

                                                                                               DECEMBER 31,


                         ASSETS                                                            1996             1997
                                                                                    -------------    --------------
                                                                                    (As Restated)
Current assets:
  Cash and cash equivalents........................................................  $  1,548,392    $   5,328,535
  Restricted cash..................................................................       610,310          175,000
  Contract receivable..............................................................       485,261          208,190

  Unbilled contract receivable.....................................................       833,983          944,063
  Prepaid expenses and other current assets........................................       285,356           72,065
                                                                                         --------        ---------

               Total current assets................................................     3,763,310        6,727,853

Property and equipment, net........................................................     4,604,115           15,064
Deferred commission................................................................     2,060,000        2,060,000
Other assets........................................................................       77,183            8,648
                                                                                        ---------        ---------

               Total assets........................................................  $ 10,504,608    $   8,811,565
                                                                                     ============    =============
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Accounts payable.................................................................     1,111,477          447,008
  Related party payable............................................................             -        3,422,833
  Current maturities of long-term debt.............................................        37,418                -
  Dividend payable - Series B preferred stock.......................................      583,295        2,943,136
  Accrued expenses..................................................................    2,594,172        2,240,435
  Preferred stock redemption liability..............................................    1,236,753                -
  Short-term obligation, less unamortized discount..................................    4,128,097          800,000
                                                                                     -------------    -------------
               Total current liabilities...........................................     9,691,212        9,853,412



Non-current liabilities:
  Deferred revenue.................................................................     5,000,000       10,000,000
  Long-term obligation.............................................................             -        1,450,000
  Canadian affiliate put option liability...........................................    2,400,000        2,400,000
                                                                                        ----------     -----------

               Total non-current liabilities.......................................     7,400,000       13,850,000
                                                                                       -----------     -----------

Commitments and contingencies
Stockholders' (deficit);
  Preferred stock, $.01 par value; 5,000,000 shares authorized
    Convertible preferred stock, Series A, $.01 par value; issued and outstanding 3,105 shares at December 31, 1996, $2,015,522
      liquidation preference.......................................................     2,015,522
    Convertible preferred stock, Series B, $.01 par value; issued and outstanding 23,800 shares at December 31, 1996, $23,800,000
      liquidation preference.......................................................    23,800,000       23,800,000
    Convertible preferred stock, Series C, $.01 par value; issued and outstanding 5,000 shares at December 31, 1996, $5,100,000
      liquidation preference.......................................................     5,100,000        5,500,000
    Convertible preferred stock, Series D, $.01 par value;  issued and outstanding 0 and 908 shares at December 31, 1996 and 1997
      $0 and $1,023,231 liquidation preference, respectively......................          -            1,023,231
    Common Stock, $.01 par value; 70,000,000 shares authorized;
      issued 16,521,212 and 17,199,458 shares at December 31,
      1995 and 1996, respectively...................................................      171,994          214,448
    Additional paid in capital.....................................................   151,323,022      160,957,800
    Accumulated deficit............................................................  (188,994,811)    (206,384,995)
                                                                                     -------------    -------------
                                                                                       (8,599,795)     (14,889,516)

    Less-treasury stock (14,632 and 777 shares at cost at December 31,
      1995 and 1996, respectively).................................................        (2,331)          (2,331)
                                                                                     -------------    -------------
               Total stockholders'(deficit)........................................    (8,602,126)     (14,891,847)
                                                                                     -------------    -------------
               Total liabilities and stockholders'(deficit)........................  $ 10,504,608    $   8,811,565
                                                                                     =============   ==============
                                       41
PAGE>

                                          SERAGEN, INC.
                                    STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,


                                                  1995           1996           1997
                                              -----------    ------------   ------------

                                                            (As Restated)
Revenue:
  Contract revenue and license fees .......   $  3,337,388    $  5,542,315   $  4,713,686
Operating expenses:
  Cost of contract revenue and license fees      3,337,388       4,504,243      4,281,174
  Research and development ................     14,086,632      13,959,405     10,601,362
  General and administrative ..............      4,904,226       5,148,465      5,738,703

                                              ------------    ------------   ------------
                                                22,328,246      23,612,113     20,621,239
                                              ------------    ------------   ------------
     Loss from operations .................    (18,990,858)    (18,069,798)   (15,907,553)

Loss incurred in connection with Canadian
  affiliate ...............................        390,136       2,923,864
Interest Income ...........................         92,924         120,740        127,322
Interest expense ..........................      1,813,128       5,453,638        172,366
                                              ------------    ------------   ------------

      Net loss before extraordinary income.    (21,101,198)    (26,326,560)   (15,952,597)
                                              ============    ============   ============
Extraordinary income.......................
                                                         -               -      2,050,000
                                              -------------    ------------    -----------
      Net loss.............................    (21,101,198)    (26,326,560)   (13,902,597)
                                              -------------    ------------   ------------
Preferred stock dividends and accretion ...              -     (10,394,918)    (3,487,587)
                                              ============    ============   ============
Net loss applicable
  stockholders ............................   $(21,101,198)   ($36,721,478)  ($17,390,184)
                                              ============    ============   ============

Loss Per Common Share:
Basic Diluted                                        (1.29)          (2.20)         (0.88)
                                              ============    ============   ============
Weighted average common shares Outstanding:
Basic                                           16,355,587      16,724,493     19,826,864
                                              ============    ============   ============


                                 SERAGEN, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1996 and 1997

                                               Series A        Series B       Series C      Series D                     Additional
                                              Convertible     Convertible    Convertible   Convertible     Common         Paid-In
                                               Preferred       Preferred     Preferred     Preferred        Stock         Capital
                                                 Stock           Stock         Stock         Stock
                                              ------------    -----------   ------------   -----------   ----------    -------------
                                                                                                                       (As Restated)
Balance, December 31, 1994 .................             -              -             -              -   $  162,141    $134,868,314
Exercise of stock options...................             -              -             -              -          572          84,216
Warrants issued in connection with
lines of credit.............................             -              -             -              -            -       4,164,996
Warrants issued in connection with
investment in affiliate.....................             -              -             -              -            -         914,000
Shares issued for commission related
to corporate partner agreement..............             -              -             -              -        2,200       1,757,800
Purchase of treasury stock .................             -              -             -              -            -               -
Sales of treasury stock ....................             -              -             -              -          299         (29,746)
Net loss ...................................             -              -             -              -            -               -
                                               -----------    -----------   -----------    -----------   ----------     -----------
Balance, December 31, 1995 .................             -              -             -              -      165,212     141,759,580
Exercise of stock options ..................             -              -             -              -        1,068          79,144
Stock issuance..............................             -              -             -              -           50          20,452
Issuance of preferred stock.................     4,000,000     23,800,000     5,000,000              -            -               -
Warrants issued in connection with
  series B preferred stock..................             -              -             -              -            -       8,618,000
Preferred stock redemption liability........    (1,236,753)             -             -              -            -               -
Dividends...................................       171,688              -       100,000              -            -               -
Preferred stock conversion..................      (919,413)             -             -              -        5,664         913,749
Purchase of treasury stock .................             -              -             -              -            -               -
Sales of treasury stock ....................             -              -             -              -            -         (67,903)
Net loss ...................................             -              -             -              -            -               -
                                               -----------    -----------    ----------    -----------   ----------   -------------
Balance, December 31, 1996 .................     2,015,522     23,800,000     5,100,000              -      171,994     151,323,022
Exercise of stock options ..................             -              -             -              -            1              74
Stock issuance in connection with Lilly
Amendment...................................             -              -             -              -       10,000         790,000
Preferred stock redemption liability .......     1,236,753              -             -              -            -               -
Dividends...................................       727,746              -       400,000              -            -               -
Preferred stock conversion .................    (2,956,790)             -             -              -       32,453       2,924,337
Conversion of Preferred Series A to
Preferred Series D..........................    (1,023,231)             -             -      1,023,231            -               -
Gain from the sale of assets and operating
division to Boston University...............             -              -             -              -            -       5,675,313
Compensation to expense associated
with options issued to non-employees........             -              -             -              -            -         245,054
Net loss ...................................             -              -             -              -            -               -
                                               -----------    -----------   -----------    -----------    ---------    ------------
Balance, December 31, 1997 .................   $              $23,800,000   $ 5,500,000      1,023,231   $  214,448    $160,957,800
                                               ===========    ===========   ===========    ===========    =========    ============


                                                 Accumulated          Treasury     Stockholder's
                                                   Deficit              Stock     Equity (Deficit)
                                                 (As restated)                     (As restated)
                                                 -------------         -------    ---------------

Balance, December 31, 1994 .................    $(131,172,135)       $ (74,098)        3,784,222
Exercise of stock options...................                -                -            84,788
Warrants issued in connection with
lines of credit.............................                -                -         4,164,996
Warrants issued in connection with
investment in affiliate.....................                -                -           914,000
Shares issued for commission related
to corporate partner agreement..............                -                -         1,760,000
Purchase of treasury stock .................                -         (201,939)         (201,939)
Sales of treasury stock ....................                -          183,083           153,636
Net loss ...................................      (21,101,198)               -       (21,101,198)
                                                 ------------        ---------        ------------

Balance, December 31, 1994 .................     (152,273,333)         (92,954)      (10,441,495)
Exercise of stock options ..................                -                -            80,212
Stock issuance..............................                -                -            20,502
Issuance of preferred stock.................         (338,640)               -        32,461,360
Warrants issued in connection with
series B preferred stock....................       (8,618,000)               -                 -
Preferred stock redemption liability........                -                -        (1,236,753)
Dividends...................................       (1,438,278)               -        (1,666,590)
Preferred stock conversion..................                -                -                 -
Purchase of treasury stock .................                -         (107,750)         (107,750)
Sales of treasury stock ....................                -          198,373           130,470
Net loss ...................................      (26,326,560)               -       (26,326,560)
                                                 ------------        ---------      ------------
Balance, December 31, 1996 .................     (188,994,811)          (2,331)       (6,586,604)

Exercise of stock options ..................                -                -                75
Stock issuance in connection with Lilly
Amendment...................................                -                -           800,000
Preferred stock redemption liability........                -                -         1,236,753
Dividends ..................................       (3,487,587)               -        (2,359,841)
Preferred stock conversion .................                -                -                 -
Conversion of Preferred Series A to
Preferred Series D..........................                -                -                 -
Gain from sale of assets and operating
division to Boston University...............                -                -         5,675,313
Compensation expense associated with
options issued to non-employees.............                -                -           245,054
Net loss ...................................      (13,902,597)               -       (13,902,597)
                                                --------------       ----------     ------------
Balance, December 31, 1997 .................    $(206,384,995)       $  (2,331)    $ (14,891,847)
                                                ==============       ==========     ============





The accompanying notes are an integral part of the financial statements.


                                 SERAGEN, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEARS ENDED DECEMBER 31,


                                                                   1995           1996           1997
                                                                              (As restated)
                                                                ------------   ------------    ------------


Cash flows from operating activities:
Net loss ...................................................   $(21,101,198)  $(26,326,560)   $(13,902,597)
Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization ............................        969,104        945,225         953,832
  Loss incurred in connection with Canadian affiliate ......        390,136      2,923,864               -
  Loss on disposal of property and equipment ...............          2,240         71,811           4,593
  Extraordinary income......................................              -              -      (2,050,000)
  Compensation associated with stock issuance and warrants..              -         20,502         245,054
  Amortization of discount on long-term debt ...............        687,614        687,615         171,903
  Amortization of prepaid interest .........................        636,319      3,528,677               -
  Amortization of debt issuance costs ......................         79,719        442,117               -
  Non-cash charge for issuance of common shares to Lilly....              -              -         800,000

Changes in operating assets and liabilities:
  Contract receivable ......................................       (439,484)       200,794         277,071
  Unbilled contract receivable .............................       (154,368)      (337,836)       (110,080)
  Prepaid expenses and other current assets ................        192,955         49,882         213,291
  Accounts payable .........................................         94,701        386,151        (664,469)
  Related party payable.....................................              -              -       3,422,833
  Deferred commission ......................................              -              -               -
  Accrued commission payable ...............................       (300,000)      (300,000)              -
  Accrued expenses .........................................        385,070        180,888        (353,737)
  Deferred revenue .........................................              -              -       5,000,000
                                                                ------------   ------------    ------------
Net cash used in operating activities ......................    (18,557,192)   (17,526,870)     (5,992,306)
                                                                ------------   ------------    ------------

Cash flows from investing activities:
  Proceeds from sales of marketable securities .............      2,034,948              -               -
  Purchases of property and equipment ......................       (351,840)      (423,015)       (280,045)
  Cash received for net book value of assets purchased by
  Boston University.........................................              -              -       3,910,671
  Decrease in other assets .................................          2,970          5,353          68,535
  (Increase) decrease restricted cash account ..............        (47,445)      (175,000)        435,318
                                                               ------------   ------------    ------------
Net cash (used in) provided by investing activities ........      1,638,633       (592,662)      4,134,479
                                                               ------------   ------------    ------------

Cash flows from financing activities:
  Proceeds from preferred stock issuances ..................              -      9,000,000               -
  New proceeds from common stock issuances .................        238,424        210,682              75
  Purchases of treasury stock ..............................       (201,939)      (107,750)              -
  Proceeds from issuance of long-term debt .................     12,500,000     11,300,000               -
  Repayments of long-term debt .............................       (197,452)      (248,493)        (37,418)
  Debt and preferred stock issuance costs ..................       (521,796)      (338,680)              -
  Dividends paid ...........................................              -       (583,295)              -
                                                              -------------     -----------    -----------
  Cash gain from sale of assets and operating division to
  Boston University.........................................              -              -       5,675,313
                                                               ------------   ------------    ------------
Net cash provided by financing activities ..................     11,817,237     19,232,464       5,637,970
                                                               ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents .......     (5,101,322)     1,112,932       3,780,143
Cash and cash equivalents, beginning of period .............      5,536,782        435,460       1,548,392
                                                               ------------   ------------    ------------
Cash and cash equivalents, end of period ...................   $    435,460   $  1,548,392    $  5,328,535
                                                               ============   ============    ============
Supplemental disclosures of cash flows information:
  Cash paid for interest ...................................   $    489,195   $    761,981    $        463
                                                               ============   ============    ============

Supplemental non cash activities:
  Issuance of common stock for strategic alliance with Lilly   $  1,760,000   $          -    $          -
  Issuance of warrants and put rights to shareholders of
    Canadian affiliate .....................................   $  2,990,000   $          -    $          -
  Conversion of series A preferred stock to common stock ...   $          -   $    919,413    $  2,956,790
  Conversion of long-term debt to series B preferred stock .   $          -   $ 23,800,000    $          -
  Issuance of warrants to series B preferred stockholders ..   $          -   $  8,618,000    $          -
  Preferred stock dividends ................................   $          -   $    271,688    $  1,127,745
  Conversion of Series A Preferred Stock to Series D
  Preferred Stock...........................................   $          -   $          -    $  1,023,231
  Removal of conversion cap liability.......................   $          -   $          -    $  1,236,753
  Accrued but unpaid Series B dividend......................   $          -   $    583,295    $  2,359,841




    The accompanying notes are an integral part of the financial statements.

                                 SERAGEN, INC.
                       NOTES TO FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

     Seragen, Inc. (the "Company" or "Seragen") is engaged in the research and development of a new class of therapeutic products known as fusion proteins. The Company was established in 1979 and became a majority-owned investment of Boston University ("Boston University" or "B.U.") in 1987. Substantially all of the Company's cash requirements from that time until the Company's initial public offering in April 1992 were funded by loans from B.U. The Company completed its initial public offering in April 1992, a second public offering of common stock in March 1993 and a private placement of units in February 1994. In August 1994, the Company signed an agreement to form a global strategic alliance with Eli Lilly and Company ("Lilly") which was subsequently amended in April 1997 (see Notes D and J). In June 1995, the Company finalized three separate lines of credit which guaranteed a total of $23.8 million in bank financing (see Note E) which were subsequently converted into Series B Preferred Stock. In November 1995, the Company formed Seragen Biopharmaceuticals Ltd. ("SBL"), an affiliate to conduct research and development and clinical trials of the Company's proprietary fusion protein products in Canada (see Note G).

     In May 1996, the Company raised $3.8 million through the sale of Series A Preferred Stock (see Note J). On September 30, 1996, the Company raised $5 million through the sale of Series C Preferred Stock (see Note J). In February 1997, the Company entered into an agreement to sell its operating division to B.U. for $5 million (see Note B) and the Company simultaneously entered into a service agreement under which B.U. will perform research and development activities on behalf of the Company. After receiving shareholder approval and ratification, the Company closed the sale of the operating division on December 31, 1997. Approximately 90 of the Company's employees were transferred to B.U. upon closing. In July 1997, the Company obtained $5 million through an option agreement with United States Surgical Corporation ("USSC").

     The Company has incurred losses of approximately $206 million since inception and has funded these losses principally through the issuance of debt and equity securities. The Company has a working capital deficit as of December 31, 1997, and is dependent on raising additional capital in the short term to satisfy its ongoing capital needs and to continue its operations. Management continues to pursue additional funding arrangements, strategic partnerships and the sale of the Company; however, no assurance can be given that any such arrangements will in fact be available to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to obtain financing on acceptable terms in order to maintain operations through the next fiscal year, it could be forced to curtail or discontinue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In March 1997, the Company restated its September 30, 1996 financial statements to reflect the Series A, B and C Preferred Stock at their liquidation value. Such restatement resulted in an increase in net loss attributable to common stockholders of $9.6 million for the three and nine month periods ended September 30, 1996, which includes an $8.6 million dividend representing the value ascribed to the warrants issued in connection with the Series B Preferred Stock. In September 1997, the Company restated its December 31, 1996 financial statements to reflect a change in the accounting treatment for the Company's Amended Sales and Distribution Agreement with Lilly on May 28, 1996. Such restatement resulted in an increase in the net loss applicable to common stockholders of $1,740,000 for the year ended December 31, 1996. (See Note O)

B.  SALE OF MANUFACTURING AND CLINICAL OPERATIONS TO BOSTON UNIVERSITY

     On February 14, 1997, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to sell its manufacturing and clinical operations facilities to B.U. or a designated affiliate for $5.0 million. After receiving shareholder approval and ratification, the Company closed the sale of its operating division on December 31, 1997. B.U. assumed responsibility for the facility's operations, including responsibility for operating costs, as of February 14, 1997.

     Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into a service agreement (the "Service Agreement") with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999, and is subject to certain early termination provisions, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacturing and clinical operations facilities. The Company has agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. Seragen and B.U. are currently negotiating a reduction in the fees payable in 1997 and for 1998 based on the actual service rendered in 1997 and those anticipated for 1998. The Service Agreement has reduced substantially the Company's operating costs in research and development, as the Company is contracting solely for the services that the Company requires for clinical and manufacturing purposes.

     The Company recorded a gain of $1,089,328 on the sale of the operating facility and $4,585,987 for the excess of the reimbursed operating costs over the amount due to B.U. pursuant to the Service Agreement for the period from February 14, 1997, until the closing of the transaction on December 31, 1997 as a contribution of capital.


C.  SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

     The Company considers all highly liquid investments that have a maturity on date of acquisition of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 and 1997 consist of money market funds.

Restricted Cash

     The Company maintains a restricted cash balance of $175,000 at December 31, 1997, which is available under a letter of credit required by an officer of the Company with whom the Company entered into an employment agreement. The restricted cash balance at December 31, 1996 included $435,318 available under a letter of credit requested by a lessor with whom the Company had a sale/leaseback arrangement which expired in 1997.

Concentration of Credit Risk

     The Company invests its excess cash in deposits with federally insured banks and money market funds. At December 31, 1996 and 1997, all investments were in funds which have an average maturity of less than one year. Financial instruments that subject the Company to credit risk consists primarily of billed and unbilled contract receivables. As of December 31, 1995, 1996, and 1997 one customer accounted for 100% of billed and unbilled contract receivables. Revenue from significant customers, which accounted for greater than 10% of total revenue are as follows:

                        Year ended December 31,
                          1995    1996    1997
          Customer A      100%     72%     91%
          Customer B        -      27%      -

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


                                                                              DECEMBER, 31
                                                   ESTIMATED        -----------------------------
                                                  USEFUL LIFE          1996               1997
                                                  -----------       -----------       -----------
Laboratory equipment .......................     3 - 7 Years        $3,302,145        $    2,757
Production equipment .......................     3 - 7 Years           378,474                 -
Furniture and fixtures .....................     3 - 8 Years           627,989           124,153
Leasehold improvements .....................    Life of Lease        9,683,789                 -
                                                                    -----------       -----------
                                                                    13,992,397           126,910

Less accumulated depreciation and
amortization................................                        (9,388,282)         (111,846)
                                                                   ------------       -----------
                                                                   $ 4,604,115        $   15,064
                                                                   ============       ===========

In connection with the sale of the Company's operating division, substantially all of the Company's property and equipment was sold to B.U. and realized a gain of $1,089,328 which was recorded as a component of additional paid in capital. (See Note B)

Net Loss Per Common Share

     In March 1997, The Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share, which established new standards for calculating and presenting earning per share. Basic loss per common share was computed by dividing net loss applicable to common shareholder by the weighted average number of common shares outstanding during the year. Diluted net loss per share presented for the years ended December 31, 1995, 1996, and 1997 does not include potential common stock (preferred stock, options and warrants, see Notes E, J and K) as their effects would be antidilutive. This accounting change had no effect on the Company's historical loss per common share.

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

Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income and SFAS No.131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

Industry Uncertainties

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the ability to raise additional capital, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.


D.  COLLABORATIVE ARRANGEMENTS:

Eli Lilly and Company

     On August 3, 1994, the Company and Lilly signed an agreement to form a global strategic alliance that gave Lilly exclusive worldwide development, distribution, and marketing rights, except in certain Asian countries, to the Company's Interleukin-2 Fusion Protein ("IL-2 Fusion Protein") for the treatment of cancer. Lilly also had the option to obtain worldwide development, distribution, and marketing rights for additional indications for IL-2 Fusion Protein and for other Company products under development. The Company retained exclusive rights to promote IL-2 Fusion Protein and future fusion proteins for dermatologic applications outside of oncology and was to be responsible for bulk manufacturing for all indications.

     On August 4, 1994, under the terms of the alliance, Lilly made an initial payment to the Company of $10 million, $5 million representing payment for 787,092 shares of common stock at approximately $6.35 per share and $5 million representing an advance against Lilly's purchase of bulk product from the Company. Lilly also agreed to pay the Company an additional $3 million based on meeting certain regulatory milestones in the development of IL-2 Fusion Protein for cutaneous T-cell lymphoma ("CTCL"). In addition, Lilly reimburses the Company for costs incurred in the clinical development of IL-2 Fusion Protein for CTCL, including costs for Phase III clinical trials. The Company recorded approximately $3,337,000, $3,979,000, and $4,281,000 of contract revenue for such reimbursed development costs during the years ended December 31, 1995, 1996 and 1997, respectively. In connection with this agreement, the Company paid $600,000 in cash and issued 220,000 shares of common stock valued at $1,760,000 to its investment bank for services provided in connection with the Lilly agreement. In 1995, the Company charged $300,000 of such payments to additional paid in capital and recorded the additional payments as prepaid expense to be recognized upon the recognition of contract revenues and license fees from Lilly in future periods.

     On May 28, 1996, Lilly and the Company amended the Sales and Distribution Agreement relating to the $5.0 million advance paid by Lilly in August 1994 against Lilly's future purchases of bulk product from the Company. Associated with the original agreement was $2,060,000 of deferred commission expense to be recognized upon the recognition of product revenue from Lilly. The amended agreement states that the $5.0 million payment is non-refundable and Seragen has no obligation to refund the advance should no bulk purchases be made by Lilly. To the extent Lilly purchases bulk product in the future, the Company is required to pay Lilly a royalty equal to 75% of the purchase price, up to $5.0 million of total royalties. The Company will recognize the $5.0 million non-refundable payment and amortize the related deferred commission upon the sale of bulk product to Lilly or at such time Lilly acknowledges it will not purchase any bulk material. The Company restated its original accounting treatment. (See Note O). The Company previously recognized the $5.0 million non-refundable payment as revenue, expensed $2.06 million of deferred commission in the quarter ended June 30, 1996 and expensed $1.2 million associated with providing the bulk product to Lilly in the quarter ended December 31, 1996.

     On April 7, 1997, the Company entered into an amendment to its Sales and Distribution Agreement and Development Agreement with Lilly. Pursuant to the amendment, Lilly relinquished, subject to certain limitations, all development and promotion rights to IL-2 Fusion Protein non-cancer indications, as well as rights to the Company's other molecules. Lilly did, however, retain rights to distribute all intravenous and intramuscular formulations of IL-2 Fusion Protein, for both cancer and non-cancer indications, except, in the case of cancer indications, in certain Asian countries and, in the case of non-cancer indications, certain Asian countries and member countries of the European Union. Pursuant to the amendment, Lilly agreed to pay to Ajinomoto Co., Inc. ("Ajinomoto") on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 million obligation to Ajinomoto under the Company's restructured agreement with Ajinomoto (See Note I). Pursuant to the amendment, Lilly credited $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the $1.5 million milestone payment from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly for the submission by the Company of a U.S. Biologics License Application ("BLA") for CTCL to the Food and Drug Administration ("FDA") which was completed on December 9, 1997.

     Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Such milestones have not been met by the Company and, as a result, Lilly has the right at any time to terminate its arrangements with the Company with 30 days' notice. The Company has received no indication from Lilly that Lilly intends to exercise that right. If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf, and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease.

     In exchange for the amended Sales and Distribution Agreement, the Company issued to Lilly in a private placement 1.0 million shares of its Common Stock. The shares of common stock issued to Lilly are valued at the closing price of the Company's Common Stock as reported on Nasdaq on the date of issuance of the shares to Lilly, less a discount of 20% to reflect a discount from the Nasdaq closing price because the shares are not registered under the Securities Act of 1933. In the quarter ended June 30, 1997, the Company valued the 1.0 million shares of common stock issued to Lilly at $800,000 based on the April 7, 1997 Nasdaq closing price of $1.00, less 20%, and has recorded it as research and development expense.

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


E.  LOAN GUARANTEES AND SERIES B PREFERRED STOCK:

     On June 7, 1995, the Company finalized three separate lines of credit which were guaranteed by three different entities for a total of $23.8 million in bank financing for the Company. B.U., the Company's majority stockholder, was the lead guarantor and provided a guaranty of $11.8 million. Two other individual guarantors guaranteed a total of $12 million. Upon the closing of the lines of credit, the Company issued warrants to the guarantors to purchase 2,776,664 shares of its common stock at an exercise price of $4.75 per share. The warrants were exercisable immediately and expire in 2005. The Company estimated the fair market value of the warrants on the date of issuance to be $1.50 per warrant or a total of $4,164,996. The Company recorded this amount as prepaid interest to be recognized as interest expense over the four-year life of the loan guarantees.

     As of December 31, 1995, the Company borrowed $12.5 million of the total $23.8 million and recorded the borrowings as long-term debt. The Company borrowed the remaining $11.3 million available through June 30, 1996. On July 1, 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million bank financing under which the guarantors directly assumed the liability with the banks and the Company was released from its liability to the banks. In exchange for the guarantors satisfying the Company's liability to the banks, the guarantors were issued 23,800 shares of Series B Convertible Preferred Stock ("Series B Shares"). Each Series B Share is convertible at any time at the holder's option into a number of shares of Company's Common Stock determined by dividing $1,000 by the average of the closing sale prices of the Company's Common Stock for the ten consecutive trading days immediately preceding the conversion date.

     The Company has not paid the cash dividends due December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997, on the
Series B Shares, nor has the Company made the royalty payments due to STI on January 1, 1997, and April 1, 1997, July 1, 1997, October 1, 1997, and January 1, 1998. Correspondingly, STI has not paid the dividends due January 1, 1997, and April 1, 1997, July 1, 1997, October 1, 1997, and January 1, 1998, on the Class B Shares. The Company does not expect STI to make the dividend payments due on the Class B Shares on April 1, 1998.

     The Series B shareholders also received warrants to purchase a total of 5,950,000 shares of Seragen Common Stock at an exercise price of $4.00 per share. The Company has estimated the average fair market value of these warrants on the date of issuance to be $1.45 per warrant or a total of $8,617,951. The value ascribed to the warrants and the issuance costs have been recorded as a preferred stock dividend with an offset to additional paid-in capital. The warrants are exercisable commencing on January 1, 1997 and expire on July 1, 2006. In addition to the warrants issued on July 1, 1996, the investors receive additional warrants for certain dilutive events, subject to various provisions as defined. The investors had received warrants to purchase an additional 2,217,196 and 8,781,813 shares of Common Stock in 1996 and 1997, respectively related to the antidilution provisions. These additional warrants are priced, exercisable and expire under the same terms of the initial July warrants.

     The holders of the Series B Shares are entitled to vote, on any matter submitted to a vote of the shareholders of the Company, and are entitled to a number of votes equal to the product of (x) the number of Series B Shares held on the record date for the determination of the stockholders entitled to vote on such matters or, if no record date is established, in accordance with applicable provisions of Delaware law, and (y) $1,000, divided by $4.00. Each Series B Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Shares so that such amount must be paid on each Series B Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares at a price of $1,000 per share plus any accrued and unpaid dividends from the date of issuance.

     In connection with the restructuring of the bank debt into Series B Shares, the Company expensed approximately $3.0 million of prepaid interest and $558,000 of debt issuance costs associated with the outstanding loans. Preferred stock dividends related to the Series B Shares were approximately $9.9 million in 1996, which consists of $8.6 million for the value ascribed to the warrants, $1.2 million in cash dividends and $99,000 in preferred stock issuance costs. The Company recorded dividends of $1,166,590 and $2,359,841 in the years ended December 31, 1996 and 1997, respectively.

     The holders of Series B Shares are entitled to receive a cumulative cash dividend payable quarterly in arrears on the last day of March, June, September, and December of each year commencing on September 30, 1996 at an annual rate equal to the prime rate plus 1 1/2% through June 1999 and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% in July 2003. In connection with the issuance of the Series B Shares the Company formed Seragen Technology, Inc. ("STI"). The Company transferred all of its existing and future United States patents and patent applications (the "Patents") to STI in exchange for 214,200 shares of STI's Class A Common Stock and 23,800 shares of STI's Class B Common Stock (the "Class B Shares"). Each share of STI Class A Common Stock is owned by the Company. The Company has transferred the Class B Shares to the holders of the Series B Shares.

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

     Simultaneously with the contribution of the Patents to STI, the Company entered into a license agreement with STI pursuant to which STI granted to the Company an irrevocable worldwide exclusive license with respect to the Patents (the "Irrevocable License Agreement"). Under the terms of the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties to STI in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The shares of STI Class B Common Stock, in turn, are entitled to receive cumulative dividends equal to any royalty payable to STI under the Irrevocable License Agreement.
     STI has executed a collateral assignment of the Patents in favor of the holders of the Class B Shares, which is being held by an escrow agent. The escrow agent is required to deliver collateral assignment to the holders of the Class B Shares if dividends on the Class B Shares are in arrears and STI fails for 60 days, after the receipt of notice from the holders of the Class B Shares, to pay the dividends due. Likewise, the holders of Class B Shares have executed a reassignment of the Patents to STI, which also is being held by the escrow agent. The escrow agent is obligated to deliver the reassignment of the Patents to STI upon the redemption by STI of all of the Class B Shares. The Class B Shares are required to be redeemed upon the redemption or conversion of Series B Shares in a number equal to the number of Series B Shares redeemed or converted. The collateral assignment of the Patents secures only STI's dividend payment obligations on the Class B Shares and does not secure any other amounts (e.g., the liquidation preference of the Series B Shares). The collateral assignment of the Patents has no effect until the escrow agent is instructed to deliver it to the holders of the Class B Shares.


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

G.  INVESTMENT IN CANADIAN AFFILIATE:

     On November 21, 1995, the Company formed Seragen Biopharmaceuticals Ltd. ("SBL"), a privately held Canadian research and development company located in Montreal. In a private financing, a group of six Canadian investors contributed approximately $10.0 million, acquiring units representing 51% of SBL. Each unit consists of either a share of Class A or Class B Common Stock of SBL and a warrant to acquire a share of Seragen Common Stock. The Company issued warrants to purchase 519,033 shares of Seragen Common Stock at an exercise price of $8.79 per share. The warrants became exercisable on October 1, 1997 and expire on September 30, 2005. The Canadian investors have the option to exercise one of three different put rights related to their SBL shares after January 1, 1999, or earlier upon the occurence of certain events as defined. The Company is currently in default of its obligation to register certain shares underlying certain put rights of SBL. Put Right 1 obligates the Company to purchase the investors' 1,557,097 shares at $8.57 (Canadian $) plus 11.4% compounded annually. The Company has the option to settle the purchase of the investors' SBL shares in cash or Company common stock, but the investors can require 50% of the purchase price to be paid in cash. Put Right 2 obligates the Company to purchase the investors' shares at a price of 20 times SBL's per share income over the four most recent quarters. Put Right 3 obligates the Company to exchange the investors' shares for the Company's shares (or the value of such shares) using the product of $8.57 (Canadian $) and the number of puts exercised divided by 9.487. The Company has the option to settle Put Rights 2 and 3 in cash or Seragen common stock. The put rights will terminate if SBL sells shares in an initial public offering. As a result of the delisting of Seragen Common Stock from the Nasdaq National Market, the investors in SBL may claim that they are entitled to require the Company to purchase their SBL shares for cash. See "Management's Discussion and Analysis." The Company received 49% of SBL's Class A and Class B shares in exchange for issuing the warrants to purchase Seragen Common Stock, granting of the put rights, and granting SBL the exclusive right to promote, sell and distribute in Canada pharmaceutical formulations comprising fusion proteins for all indications of fusion proteins and for the treatment of HIV in certain countries (subject to the rights granted to Lilly).

     In 1995, the Company determined the fair market value of the warrants and the put rights to be $914,000 and $2,076,000, respectively. The Company recorded these amounts as an investment in affiliate under the equity method. Loss incurred in connection with Canadian affiliate consists of the Company's proportionate share of SBL's loss, based on the equity method and accretion of its obligation under the put rights. At December 31, 1996, the Company reduced its investment to zero and reflected an affiliate put option liability of $2,400,000 which reflects the Company's maximum current obligation under the put options. The put option obligation liability represents the estimated put option liability less the net assets of the Canadian affiliate available to satisfy such liability if the put option were exercised.

         Summarized unaudited financial information for Seragen
Biopharmaceuticals Ltd. for 1997 in U.S. dollars is as follows:

    BALANCE SHEET DATA AS OF                  STATEMENT OF OPERATIONS DATA
    ------------------------                  ----------------------------
        DECEMBER 31, 1997                 FOR THE YEAR ENDED DECEMBER 31,1997
        -----------------                 ------------------------------------
          (Unaudited)                                   (Unaudited)

Current assets            $8,928,799       Investment income          $306,517
Noncurrent assets                  -       Operating expenses          283,572
Current liabilities           77,616       Net loss                     22,945
Stockholders' Equity       8,851,183


H.  INCOME TAXES:

     As of December 31, 1997, the Company had net operating loss carry forwards for federal income tax purposes of approximately $189 million expiring at various dates from 1998 through 2013 which are available to reduce future federal income taxes. Pursuant to a quasi-reorganization in 1985, approximately $11 million of these loss carryforwards will be credited to additional paid-in capital if realized. (Upon consummation of this quasi-reorganization, approximately $14 million of accumulated deficit was charged to additional paid-in capital.) In addition, the Company had research and experimental and investment tax credit carryforwards of approximately $6 million. The tax credits expire at various dates from 1998 through 2013. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards available to be used in any given year as the result of significant changes in equity ownership.

The net operating loss carryforwards and tax credits expire approximately as follows:


                    NET OPERATING       RESEARCH       INVESTMENT TAX
                        LOSS           TAX CREDIT          CREDIT
EXPIRATION DATE     CARRYFORWARDS     CARRYFORWARDS     CARRYFORWARDS
---------------     -------------     -------------    ---------------
   1998                2,504,000           168,000           7,000
   1999                3,548,000           216,000          19,000
   2000                2,224,000                 -          15,000
   2001                  223,000                 -               -
   2002                4,440,000                 -               -
2003 - 2013          176,509,000         5,157,000               -
                    ------------        ----------         -------
                    $189,448,000        $5,650,000         $41,000
                    ------------        ----------         -------

The components of the Company's deferred tax assets are as follows:


                                                     December 31,
                                              ----------------------------
                                                 1996              1997
                                              ----------        ----------
     Net Operating loss carryforwards        $ 69,694,000     $ 70,291,000
     Research and development credits           4,912,000        5,650,000
     Investment tax credits                        45,000           41,000
     Temporary differences                      1,727,000        2,980,000
                                             ------------     ------------
                                               76,378,000       78,962,000
     Valuation allowance                      (76,378,000)     (78,962,000)
                                             ------------     ------------
                                             $          -     $          -
                                             ============     ============

The valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax assets.


I.  OBLIGATIONS:

Equipment Loan

     On February 19, 1993, the Company obtained an equipment loan of $750,000 collateralized by certain existing used equipment. The Company also issued a warrant to purchase 10,757 shares of common stock at a purchase price of $12.55 per share in connection with this equipment loan. The warrant expires on February 19, 2000. The loan was paid in full as of December 31, 1997.

License Fees

     In December 1994, the Company entered into a license agreement with Ajinomoto which provides the Company with exclusive worldwide rights under Ajinomoto's IL-2 gene patents for the Company's fusion proteins. On June 1, 1997, the Company restructured its license agreement with Ajinomoto (see Note
E). Prior to the restructuring, the Company was obligated to pay Ajinomoto a license fee of $4.3 million payable upon the occurrence of certain specified events, but no later than March 31, 1997 (extended by agreement of Ajinomoto to May 31, 1997), and royalties ranging from 2% to 4% on sales of the licensed product by the Company or its sublicensees, but with minimum royalties of $100,000 for the third year of the agreement, $200,000 for the fourth year of the agreement, and $300,000 for the fifth and following years of the agreement. In addition, prior to the restructuring, the rights granted by Ajinomoto to the Company pursuant to the License Agreement were exclusive. Under the terms of the restructuring, the future license fees payable by the Company to Ajinomoto were reduced to the following amounts: a $2.25 million fee payable in the amount of $800,000 by June 30, 1998, or approval by the FDA of a BLA filed by the Company for the licensed product, whichever comes first, in the amount of $800,000 by June 30, 1999, and in the amount of $650,000 by March 31, 2000; and a reduced royalty of 1% on end-user net sales of the licensed product by the Company or its sublicensee.

     The Company amended its agreements with Lilly whereby Lilly will pay certain license fees to Ajinomoto on behalf of the Company, subject to certain limitations (see Note D). Lilly assumed $2.15 million of the obligation at December 31, 1997. The restructuring provides that the license granted by Ajinomoto to the Company will be non-exclusive. Accordingly, in the quarter ended June 30, 1997, the Company reduced its obligation to Ajinomoto from $4.3 million to $2.25 million and recorded extraordinary income of $2.05 million for the forgiveness of indebtedness.

License and Option Agreement with United States Surgical Corporation

     On July 31, 1997, the Company entered into an evaluation license and option agreement (the "USSC License Agreement") with USSC granting USSC an option on worldwide rights to the Company's DAB389EGF molecule (the "EGF Fusion Protein") for restenosis in cardiovascular applications. Leon C. Hirsch is the Chairman of USSC and beneficially owns 7.8% of the common stock of USSC. Turi Josefsen is a director of USSC and beneficially owns 1.8% of the common stock of USSC. John R. Silber is a director of USSC and beneficially owns .02% of the common stock of USSC. Pursuant to the USSC License Agreement, USSC made an initial payment to the Company of $5.0 million on July 31, 1997. Under the USSC License Agreement, USSC is entitled to acquire an exclusive license to the EGF Fusion Protein technology, at any time during a 15-month evaluation period, upon the payment to the Company of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of the Company's Common Stock at a purchase price of $0.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company charged $175,000 for such warrant to general and administrative expense in the year ended December 31, 1997. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If USSC's option to obtain any exclusive license of the EGF Fusion Protein technology is exercised, milestone payments will be payable by USSC to the Company up to a maximum amount of $22.5 million. In addition, USSC will be obligated to pay the Company royalties on commercial sales of the licensed product. In the event USSC chooses not to exercise the option, the USSC License Agreement will terminate, and, in exchange, USSC will receive $5.0 million worth of the Company's Common Stock valued at the average of the closing prices of the Company's Common Stock (i) for the ten trading days preceding the date of the USSC License Agreement or (ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower. The Company has recorded the $5.0 million initial payment from USSC as deferred revenue, a liability. In the event that USSC exercises its option to license the EGF Fusion Protein, the $5.0 million will be recorded as revenue at that time. In the event that USSC chooses not to exercise the option, the $5.0 million will be recorded as stockholders' equity.

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

COMMON STOCK

     In June 1995, the Company issued 220,000 shares of common stock at $8.00 per share in payment of commissions incurred in connection with the formation of the alliance with Lilly.

     In April 1997, the Company issued 1,000,000 shares of Common Stock to Lilly in a private placement (see Note D).

SERIES A SHARES

     On May 29, 1996, the Company raised gross proceeds of $4 million (approximately 3.8 million net of offering fees) through the sale of 4,000 shares of Seragen convertible Series A Stock ("Series A Shares") to investors outside the United States pursuant to Regulation S under the Securities Act of 1993. The Series A Shares were convertible at the option of the holders, beginning July 15, 1996, into shares of Seragen Common Stock at a per share conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. The Series A Shares were subject to a contractual cap on conversion that limited the total number of shares of Common Stock into which the Series A Shares may have been converted to a maximum of 3,321,563 shares. The Company and the holder of the Series A Shares eliminated this cap by agreement dated November 11, 1997. Terms of the Series A Shares also provided for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion. The holders of the Series A Shares were not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. Each Series A Share had a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of issuance of the Series A Shares. Such amount was required to be paid on each Series A Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment was made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which was junior to the Series A Shares. From May 29, 1996 through November 25, 1997, 3,077 Series A Shares were converted into 3,746,469 shares of Common Stock at conversion prices ranging from $0.372 to $2.774 per share of which 895 and 2,182 were converted in 1996 and 1997, respectively. By their terms, the remaining Series A Shares outstanding plus accrued dividends on November 29, 1997 were to be automatically converted into shares of Seragen Common Stock. However, on November 6, 1997, all outstanding Series A Shares plus accrued dividends were exchanged for shares of Series D Preferred stock and the conversion cap liability was reclassified as preferred stock. (See below).

     The Series A Shares were reflected at $2,015,522 at December 31,1996, representing their liquidation value inclusive of accrued dividends payable from the issuance date through December 31, 1996. At December 31, 1996, $1,236,753 was reclassified to a current liability representing the 1,361,313 shares of Common Stock that were required to be redeemed due to the conversion cap limitation as of December 31, 1996. The Company recorded common stock dividends of $171,688, and $727,746 in the years ended December 31, 1996 and 1997.

SERIES B SHARES

     In July 1996, the Company issued 23,800 shares of Seragen convertible Series B Preferred Stock pursuant to the conversion of certain loan guarantees (see Note E).

SERIES C SHARES

     On September 30, 1996, the Company raised $5 million through the sale of 5,000 shares of the Company's non-voting convertible Series C Preferred Stock ("Series C Shares") in a private placement to B.U. under Regulation D of the Securities Act of 1933. The Series C Shares were convertible at the option of the holder into shares of Seragen Common Stock at a per share conversion price equal to the lesser of $2.75 or 73 percent of the average closing bid prices for a five day period prior to the conversion date, up to a maximum of 3,360,625 shares of Seragen Common Stock. Any shares the investor was unable to convert due to this limitation could be exchanged for $1,150 per share in cash. Terms of the Series C Shares also provided for 8% cumulative dividends payable in shares of Seragen Common Stock at the time of each conversion.
Each Series C Share had a liquidation preference equal to $1,000 plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series C Shares in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company. Series C Shares which remained outstanding on March 30, 1998 were to be automatically converted into shares of the Company's Common Stock. The Company's Series C Shares were reflected at $5,100,00 and $5,500,000 at December 31, 1996, and 1997. The Company
recorded common stock dividends of $100,000 and $400,000 in the years ended December 31, 1996 and 1997, respectively.

     Effective March 30, 1998, 1,060 Series C Shares automatically converted, in accordance with the terms of the Series C preferred stock, into 3,360,625 shares of the Company's common stock and 3,940 Series C Shares were, as required by the terms of the Series C preferred stock, purchased by the Company for an aggregate purchase price of $4,530,461. Following these transactions, no Series C Shares remained outstanding. The purchase price for the Series C Shares purchased by the Company has not yet been paid by the Company, nor has B.U., the holder of the Series C Shares, demanded payment of the said purchase price. As a result, the Company currently is indebted to B.U. for this amount.

SERIES D SHARES

     On November 26, 1997, the Company issued 923 shares of its Series D Preferred Stock (the "Series D Shares") in exchange for all the outstanding Series A Shares. The Series D Shares are convertible at the option of the holders into shares of Seragen Common Stock at a per share conversion price equal to the lesser of $4.125 or 73 percent of the average closing bid prices for a five day period prior to the conversion date. Terms of the Series D Shares also provide for 8% cumulative dividends, from May 29, 1996, payable in shares of Seragen Common Stock at the time of each conversion. The holders of the Series D Shares are not entitled to vote separately, as a series or otherwise, on any matter submitted to a vote of the shareholders of the Company. The Series D Shares are redeemable for $1,150 cash per share at the option of the Company. Each Series D Share has a liquidation preference equal to the sum of (a) $1,000, plus (b) an amount equal to any accrued and unpaid dividends from the date of the original issuance of the Series A Shares (subsequently converted into a Series D Share). Such amount must be paid on each Series D Share in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution or payment is made to any holders of any shares of the Common Stock or any other class or series of the Company's capital stock which is junior to the Series D Shares. At December 31, 1997, 908 shares of Series D Shares were outstanding. The Series D Shares were reflected at $1,023,231 at December 31, 1997, representing their liquidation value which includes $115,231 of accrued dividends payable from the original issuance date of the Series A Shares through December 31, 1997.

K.  STOCK OPTIONS AND WARRANTS:

Employee Stock Option Plans

     The Company's stock option plans allow for the grant of incentive stock options at prices not less than fair value on the date of grant, as determined by the Board of Directors, and nonqualified stock options at prices determined by the Board of Directors.

     The Company granted options under the 1981 Stock Option Plan until the plan termination in 1991. Accordingly, no additional grants may be made under this plan; however, options outstanding may still be exercised prior to their expiration date. The options generally vest ratably over 4 years and expire 10 years from date of grant.

     The Company's 1992 Long Term Incentive Plan (the "1992 Plan") provides for the grant of incentive stock options, nonstatutory options, stock appreciation rights, restricted stock, deferred stock and other stock based awards. Officers, employees and consultants are eligible to receive awards under this plan; however, only officers and employees of the Company are eligible to receive incentive stock options. Incentive stock options will not be granted at less than fair market value or exercisable later than ten years from the date of the grant. Nonstatutory options will be exercisable at the price established by the Board of Directors or a committee thereof. In December 1997, shareholders approved an amendment to the Company's 1992 Plan increasing the number of shares available under the plan from 2,300,000 to 16,000,000. All incentive stock options issued to date pursuant to this plan vest over a three to five-year period.

Non-Employee Directors Non-Qualified Stock Option Plan

     The Company's 1992 Non-Employee Directors Non-Qualified Stock Option Plan provides for the granting of nonstatutory stock options at fair market value to Directors of the Company who are not officers or employees of the Company or Trustees of B.U. There are 200,000 common shares reserved for issuance pursuant to this plan. Commencing with the first date on which elected to serve as a director of the Company or on February 5, 1992, whichever is later, each eligible Director shall be granted an option to purchase 5,000 shares of Common Stock at the fair market value of the Common Stock on the date the option is granted, provided, however, that for any eligible Director who has previously been awarded options to purchase stock in connection with his service as a director of the Company, the grant shall be reduced by the number of shares underlying the previous grants. At the commencement of each subsequent twelve month period in which the Director is elected to continue in office, an additional option to purchase 1,000 shares at fair market value shall be granted. The options acquired under the plan shall be exercisable upon completion of a full term of office as a member of the Board of Directors after the grant and if for any reason the term is not completed, or if the Director has failed to attend at least seventy-five percent (75%) of the regularly called meetings of the Board of Directors during such term, the option will be forfeited. There are no shares available for future grant at December 31, 1997.

     A summary of the status of the Company's stock options as of December 31, 1995, 1996 and 1997 and changes during the year ended on those dates is presented below:

                                             1995                 1996                1997
                                      ------------------   -----------------  -----------------
                                           WEIGHTED             WEIGHTED            WEIGHTED
                                           AVERAGE              AVERAGE             AVERAGE
                                           EXERCISE             EXERCISE            EXERCISE
                                       SHARES     PRICE     SHARES     PRICE    SHARES     PRICE
                                      ---------  --------  ---------  -------- --------- --------
Outstanding at beginning of year....  1,954,330   $ 9.12   1,773,440    $8.36  6,803,029    $2.60
  Granted...........................    283,264     5.57   5,728,592     1.37 12,856,546     0.54
  Exercised.........................   (117,014)     .98    (111,825)    0.72       (100)    0.75
  Canceled..........................   (347,140)   12.46    (587,178)    9.79 (1,038,014)    8.93
                                      ---------            ---------         ------------
Outstanding at end of year..........  1,773,440     8.36   6,803.029     2.60 18,621,461     0.82
                                      =========            =========          ==========
Options exercisable at year-end.....  1,072,887            1,283,802           5,732,465
                                      =========            =========          ==========

     In connection with the sale of the operating division to B.U., the Company transferred approximately 90 employees to B.U. Options that had been granted to these transferred employees were automatically converted to non-qualified stock options. Vesting is contingent upon continued employment with B.U. and will continue vesting according to their original vesting schedules. The Company will record a compensation charge of $1,197,827 over the remaining vesting periods.

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

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted and stock issued pursuant to the employee stock purchase plan as of December 31, 1995, 1996 and 1997 using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

     The assumptions used and the weighted average information for the years ended December 31, 1996 and 1997 are as follows:



     The assumptions used and the weighted average information for the years ended December 31, 1996 and 1997 are as follows:

                                             DECEMBER 31, 1996     DECEMBER
31, 1997
                                             -----------------    -----------
-------
Risk-free interest rates...............        5.52% - 6.73%      5.77% -6.89%
Expected dividend yield................              -                 -

Expected lives.........................           7.5 years         7.5 years

Expected volatility....................              96%              107%
Weighted-average grant-date fair
  value options granted during
  the period...........................             $1.17            $0.48

Weighted-average exercise price........             $2.60            $0.82

Weighted-average remaining contractual
  life of options outstanding...........         9.25 years        9.04 years

Weighted-average exercise price of
  1,283,802 and 5,732,465 options
  exercisable at December 31, 1996
  and 1997, respectively...............             $7.37            $0.94


The effect of applying SFAS No. 123 would be as follows:



                                                             DECEMBER 31, 1996  DECEMBER 31, 1997
                                                             -----------------  -----------------
Pro forma net loss applicable to common stockholders.....       $(37,672,478)       $(21,280,184)

Pro forma net loss per common share......................       $      (2.25)       $      (1.07)


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

     The total fair value of the options granted and stock issued under the employee stock purchase plan during 1995, 1996 and 1997 was computed as approximately $1,285,000, $6,795,000 and $6,076,000, respectively. Of these amounts, approximately $210,000, $951,000 and $3,890,000 would be charged to operations for the years ended December 31, 1995, 1996 and 1997, respectively.

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

Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") allowed employees to purchase the Company's common stock, and 200,000 common shares were reserved for issuance pursuant to this plan.

     All employees of the Company who had been employed for at least three months by the Company were eligible to participate in this plan. Shares were purchased through the accumulation of payroll deductions of 1% to 10% of each participant's compensation (up to a maximum of $25,000 per year). The purchase price of the shares was 85% of the fair market value of the stock at certain predetermined dates, as defined. The Company issued 29,864, and 42,855 shares under the Purchase Plan in the years ended December 31, 1995 and 1996, respectively. In February 1997, the Board of Directors voted to terminate the Purchase Plan.

Warrants

     As of December 31, 1997, the following warrants were outstanding:

                         WARRANTS OUTSTANDING  EXERCISE PRICE  EXPIRATION DATE
                         --------------------  --------------  ---------------
Equipment Loan                  10,757              $12.55       Feb. 2, 2000
Private Placement              281,751               10.00       Feb. 4, 1999
Loan Guarantee               2,776,664                4.75       Jun. 7, 2005
Canadian Affiliate             519,033                8.79      Sep. 30, 2005
Series B Preferred Stock    16,949,009                4.00       Jul. 1, 2006
U.S. Surgical Corporation      500,000                0.56       Aug. 1, 2002
                            ----------
                            21,037,214


L.  COMMITMENTS

Royalty Arrangements

     The Company has various royalty arrangements with third parties which expire beginning in 1998 and ending in 2014. The Company is obligated to pay royalties ranging from .5% to 5% of net sales. To date, the Company has paid no royalties under these arrangements.

Employment Contracts

     The Company has entered into employment contracts with key employees that provide for minimum salary and severance payments as defined.

Employee Benefits

     The Company has a 401(k) savings plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to certain limitations. Although the Company may make matching contributions, there were no such contributions to the plan in 1995, 1996 and 1997.

M.  RELATED PARTIES

Consulting Contracts

     The Company incurred consulting fees to stockholders and directors of approximately $155,000, $169,000 and $50,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company also incurred expenses relating to research grants to, and clinical trials performed at, B.U. of approximately $185,000 and $175,000 for the years ended December 31, 1995 and 1996, respectively. There were no expenses incurred related to these research grants in 1997. The Company also recorded $63,000 of grant revenue on an NIH grant relating to a subcontract from B.U. in 1996. The full amount was paid as of December 31, 1996.

     The Company incurred consulting fees to other option holders of approximately $18,000 and $12,000 for the years ended December 31, 1995 and 1996, respectively. There were no consulting fees to other option holders incurred in 1997. The Company also incurred expenses relating to research grants to the institution employing one of the option holders of approximately $150,000 for the year ended December 31, 1995.


N.  ACCRUED EXPENSES:

     Accrued expenses consists of the following:

                                                          DECEMBER 31,

                                                  ----------------------------
                                                     1996               1997
                                                  ----------        ----------

Clinical and research ..................          $1,158,421        $1,048,940
Professional service fees ..............             219,062           382,800
Payroll, vacation and benefits .........             632,778           323,840
Other expenses .........................             583,911           484,855
                                                  ----------        ----------
                                                  $2,594,172        $2,240,435
                                                  ==========        ==========

O.  RESTATEMENT OF DECEMBER 31, 1996 FINANCIAL STATEMENTS

     In September of 1997, the Company restated its 1996 financial statements to reflect a change in the accounting treatment for the Company's amended Sales and Distribution Agreement with Lilly on May 28, 1996. The restatement consists of (1) recording the $5.0 million payment by Lilly in 1994 as an advance against future purchases of bulk product by Lilly (the Company had previously recorded such amount as revenue in the quarter ended June 30,
1996), (2) capitalizing as a deferred expense $2,060,000 of commissions paid by the Company in connection with the $5.0 million payment from Lilly in 1994, and (3) reversing a $1.2 million expense accrual associated with providing the bulk material to Lilly (previously recorded by the Company in the fourth quarter of 1996). (See Note D). The following table presents the net loss, the net loss applicable to common stockholders, and the net loss per share as originally reported, and as restated.

                                                     For the Year Ended
                                                      December 31,1996
                                                     ------------------
                                               As reported         As restated
                                               -----------         -----------
Net loss                                    $(24,586,560)        $(26,326,560)

Net loss applicable to common stockholders  (34,981,478)         (36,721,478)

Net loss per share                         $      (2.09)        $      (2.20)


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On March 12, 1997, the Board of Directors of the Company at the recommendation of the Company's Audit Committee voted to replace Coopers & Lybrand L.L.P. with Arthur Andersen LLP as the Company's independent accountants effective March 12, 1997. Coopers & Lybrand L.L.P.'s report for the fiscal year 1995 contained no adverse opinions, disclaimers, or qualifications or modifications as to uncertainty, audit scope or accounting principles, except that the report on the 1995 financial statements included an explanatory paragraph concerning factors which raise substantial doubt about the Company's ability to continue as a going concern. During such fiscal year, there have been no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of disagreement in connection with its reports.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following identifies the Company's current directors and the Company's executive officers. All ages indicated are as of March 30, 1998.

       Name                        Age   Positions with the Company
       Reed R. Prior . . . . .     46    Chairman of the Board of Directors,
                                         Chief Executive Officer, Treasurer
                                         and Director
       Gerald S.J. Cassidy . .     57    Director
       Elizabeth Chen  . . . .     34    Vice President of Business
                                         Development
       Kenneth G. Condon . . .     50    Director
       Norman A. Jacobs  . . .     60    Director
       Jean C. Nichols, Ph.D.      46    President, Chief Technology Officer
                                         and Director
       John R. Silber, Ph.D.       71    Director

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

     Reed R. Prior -- Mr. Prior was elected Chairman of the Board of Directors and a member of the Executive Committee of the Company and Chief Executive Officer and Treasurer in November 1996. Prior to joining the Company, Mr. Prior's career included several positions as CEO of various biomedical companies in early development stages or in turnaround situations. From 1995 to 1996 he served as President and Chief Executive Officer of ActiMed Laboratories, a privately-held medical diagnostics company. From 1992 to 1995, he was President and Chief Executive Officer of Receptor Laboratories, Inc., a start-up biopharmaceutical firm which was sold to Cytel Corporation in July 1995. From 1990 to 1991, Mr. Prior served as President and Chief Executive Officer of Genex Corporation, which merged with Enzon, Inc. in October 1991. From 1986 to 1990, Mr. Prior was President and Chief Executive Officer of i-Stat Corporation (NASDAQ: STAT), a medical diagnostics company. Mr. Prior earned a B.S. in biophysics from Michigan State University, and received an M.B.A. from Harvard Business School.

     Gerald S.J. Cassidy -- Mr. Cassidy has served as a member of the Board of Directors of the Company since December 1987. Mr. Cassidy is the founder, Chairman and CEO of the Cassidy Companies, Inc., an independent Washington, D.C. based network of public affairs communications companies consisting of Cassidy & Associates, Inc. (a government relations firm), Powell Tate, Inc. (a public relations and financial communications firm), Boland & Madigan, Inc. (a commerce-oriented government relations firm), Frederick Schneiders Research Inc. (a public opinion research firm) and Bork & Associates, Inc. (a litigation support services firm). Prior to the establishment of Cassidy & Associates in 1975, he worked as a Trial Attorney in the South Florida Migrant Legal Services Program, as Executive Director and General Counsel of the Democratic National Committee's Reform Commission, and as General Counsel of the U.S. Senate's Select Committee on Nutrition and Human Needs. He has been a featured speaker on legislative issues, government and politics at numerous governmental, university, industry and trade association conferences. He is a member of the Board of Trustees of Villanova University; the Board of Overseers for the School of Nutrition at Tufts University; the Board of Trustees of Fontbonne College; and a member of the Board of Trustees of the Washington Theological Union. He served on the Board of Trustees of Tougaloo College from 1987 to 1997; the Board of Directors of the Children's Inn at the National Institute of Health (NIH) from 1987 to 1998; and was a member of the Steering Committee of The Capital Campaign for Villanova University 1993 to 1997. Mr. Cassidy is a graduate of Villanova University (B.S. 1963) and the Cornell University Law School (J.D. 1967). In 1995 he received an Honorary Doctor of Social Science Degree from Villanova University.

     Elizabeth C. Chen -- Ms. Chen joined the Company in January 1997 as Vice President of Business Development. In January 1998, Ms. Chen was formally appointed to the additional position of President and Chief Executive Officer of Marathon Biopharmaceuticals LLC, the contract service organization formed from Seragen's former operating division. Prior to joining the Company, Ms. Chen had been Vice President - General Manager of ActiMed Laboratories, Inc., a privately-held medical technology company. From 1992 to 1996, Ms. Chen was an independent consultant to a number of venture capital funds and a variety of start-up biotech companies. From 1985 to 1992, Ms. Chen held a number of positions in business development and marketing planning at Merck & Company, Inc., Migliara/Kaplan and T. Rowe Price. Ms. Chen holds a B.A. in Organizational Behavior from Yale University and an M.B.A. from The Wharton School of the University of Pennsylvania.

     Kenneth G. Condon, C.P.A., C.F.P. -- Mr. Condon has served as a member of the Board of Directors of the Company since January 1992. He has also served as Boston University's Treasurer since 1992 and its Vice President for Financial Affairs since 1986. Prior to his serving in such capacity, Mr. Condon served as Associate Vice President for Financial and Business Affairs, Comptroller, Acting Comptroller and Manager of Unrestricted Funds of Boston University. Mr. Condon is the former Chairman of the Board and Director of Bayfunds, Inc. and also served as President and as a Director of the Financial Executive Institute of Massachusetts. He is currently a member of the BankBoston Advisory Board and is a member of the Board of Trustees of Newbury College. He is also a Director of Insmed Pharmaceuticals, Inc. and is a Director and member of the Executive Committee of the Boston Municipal Research Bureau. Mr. Condon is a Certified Public Accountant and a Certified Financial Planner and holds a B.S. in Economics and Mathematics from Tufts University and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

     Norman A. Jacobs -- Mr. Jacobs has served as a member of the Board of Directors of the Company since 1990. Mr. Jacobs has served as Vice President, Business Development, Worldwide Injection Systems of Becton Dickinson and Company since February 1998. From September 1990 to January 1998, Mr. Jacobs was President of Becton Dickinson Transdermal Systems, a unit of Becton Dickinson and Company. From January 1990 to September 1990, Mr. Jacobs acted as a consultant to biotechnology companies, including Seragen. From 1986 through 1989, Mr. Jacobs was President of BioTechnica International, a genetic engineering research company. Mr. Jacobs was one of the founders, in 1962, of Amicon Corporation, which is a manufacturer of laboratory separation systems and adhesives and polymer specialty materials. He served as President of Amicon from 1971 through 1983, and as President of the Amicon Division of W.R. Grace from 1983 to 1985. He earned an M.B.A. from Harvard Business School, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology., and a B.E. in Chemical Engineering from Yale University.

     Jean C. Nichols, Ph.D. -- Dr. Nichols was elected President and Chief Technology Officer and a member of the Board of Directors of the Company in November 1996 and was elected Secretary in March 1998. From 1992 to 1996, she served as Senior Vice President, and from 1987 to August 1992, as Vice President of Development for the Company. From 1984 to 1987, Dr. Nichols was Director of Research and Development, and from 1983 to 1984, served as the Company's scientific liaison. Dr. Nichols received a B.S. in Biology and a Ph.D. in Bacteriology and Immunology from the University of North Carolina. Upon completion of her studies, Dr. Nichols was a Research Fellow at the Harvard Medical School. Before joining the Company, she held the position of Instructor in the Department of Microbiology and Molecular Genetics at the Harvard Medical School.

     John R. Silber, Ph.D. -- Dr. Silber has served as a member of The Board of Directors of the Company since August 1987. He is the Chancellor of Boston University and has been a member of its Board of Trustees since 1971. Dr. Silber received a B.A. from Trinity University and an M.A. and Ph.D. in philosophy from Yale University. Dr. Silber is Chairman of the Massachusetts State Board of Education, Vice President of the United States Strategic Institute in Washington, D.C., a director of U.S. Surgical Corporation, a director of Americans for Medical Progress, and a director of Mutual of America Institutional Funds, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, there was compliance during the fiscal year ended December 31, 1997, with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.


ITEM 11.  EXECUTIVE COMPENSATION

Summary of Executive Compensation

     The following table summarizes the compensation for the fiscal years ended December 31, 1997, 1996, and 1995, of the chief executive officer of the Company and each of the four most highly compensated persons who served as executive officers of the Company during the last fiscal year (the "Named Executive Officers") for services rendered to the Company in all capacities.


                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION(1)
                               ----------------------
                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                     OTHER     SECURITIES
NAME AND                                                             ANNUAL     UNDERLYING
PRINCIPAL POSITION                 YEAR    SALARY($)    BONUS($)  COMPENSATION   OPTIONS #
------------------                 ----    ---------    --------  ------------   ---------

Reed R. Prior                      1996   $350,000            -    $104,808(2)  7,110,461
Chairman, Chief Executive          1996     55,417(3)  $100,000(4)   17,845(5)  4,885,747
Officer and Treasurer

Jean C. Nichols, Ph.D.             1997    225,000            -      42,656(6)  2,116,525
President And Chief                1996    195,542(7)         -           -       692,752(8)
Technology Officer                 1995    190,000            -           -        18,000(9)

Elizabeth C. Chen                  1997    168,438(10)        -      46,265(11) 2,894,174
Vice President for Business
Development



 (1) Portions of Annual Compensation have been deferred under the Company's Employee Savings Plan. These amounts are included in calculation of "Salary" and "Bonus" as reflected in the table.

 (2) Amount includes payment of a housing allowance, including an income tax allowance covering the tax due on reimbursement of such expenses, of $74,432, relocation cost of $3,397 and accrued vacation payment of $26,979.

 (3) In fiscal year 1996, Mr. Prior was paid $55,417 base salary for his partial year of service to the Company. His annual base salary was $350,000.

 (4)  In fiscal year 1996, Mr. Prior was paid a $100,000 signing bonus.

 (5) Amount includes payment of a housing allowance, including an income tax allowance covering the tax due on reimbursement of such expenses, of $17,845.

 (6)  Amount includes payment of accrued vacation of $42,656.

 (7) In fiscal year 1996, Dr. Nichols was paid $195,542, which represents $190,000 base salary through November 5, 1996, and $225,000 base salary from November 6, 1996 through December 31, 1996.

 (8) Represents an option granted on December 18, 1996 comprised of (i) 514,164 shares and (ii) 164,409 shares which were granted upon cancellation of options for an equal number of shares. Also includes an option for 14,179 shares which was canceled on December 18, 1996.

 (9) Represents options which were canceled as of December 18, 1996, and reissued at a lower price, such options are included in fiscal year 1996.

(10) In fiscal year 1997, Ms. Chen was paid $168,438 base salary for her partial year of service to the Company. Her annual base salary was $175,000.

(11) Amount includes payment of a housing allowance, including an income tax allowance covering the tax due on reimbursement of such expenses, of $46,265.

Option Grants

     The following table sets out the material terms of each grant of a stock option to a Named Executive Officer during the last fiscal year, including the number of options granted, the exercise price and the expiration date, as well as the percentage that the grant represents of total options granted to employees during the fiscal year. In addition, in accordance with rules of the SEC, the table discloses hypothetical gains that would be realized by the holders of the options if the options were exercised on the expiration dates. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions.


                             OPTION GRANTS IN LAST FISCAL YEAR


                           INDIVIDUAL GRANTS
                      --------------------------
                        NUMBER         NUMBER
                       NUMBER OF      OF TOTAL
                       SECURITIES     OPTIONS
                       UNDERLYING    GRANTED TO  EXERCISE
                        OPTIONS     EMPLOYEES IN  PRICE   EXPIRATION
NAME                  GRANTED(#)(1) FISCAL YEAR   ($/SH)     DATE     5%($)   10%($)
-----                 ------------  -----------   ------     ----     -----   ------

Reed R. Prior            898,828        7.0%      $1.31    12/18/06 $545,634 1,371,819
                         473,828        3.7%      $1.00    12/18/06  278,431   695,063
                       2,105,981       16.4%      $0.63    12/18/06  747,356 1,852,071
                       3,631,824       28.2%      $0.28    12/18/06  517,913 1,372,786

Jean C. Nichols, Ph.D.   124,894        1.0%      $1.31    12/18/06   75,817   190,617
                         135,293        1.0%      $1.00    12/18/06   79,501   198,463
                         681,336        5.3%      $0.63    12/18/06  241,788   599,190
                       1,175,002        9.1%      $0.28    12/18/06  180,501   444,137

Elizabeth C. Chen      1,544,102       12.0%      $0.72    07/29/07  698,205 1,769,388
                         495,525        3.9%      $0.63    07/29/07  190,540   480,480
                         854,547        6.6%      $0.28    07/29/07  142,485   356,723

 (1) All options were granted under the Company's Incentive Plan and have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. See "Employment and Consulting Agreements; Change in Control Arrangements." All options vest either monthly or quarterly over a three to five year period. Under the terms of the Incentive Plan, upon a change in control or a potential change in control (each as defined in the Incentive Plan), all options will be fully vested and, unless otherwise determined by the committee administering the plan, cashed out. In the event of a merger or consolidation, the options terminate unless they are assumed by the merged or consolidated corporation or that corporation issues substitute options; however, if that corporation does not assume the options or issue substitute options, the options immediately vest in full. Under the Incentive Plan, optionees may settle any tax withholding obligations with the Company's Common Stock. The committee that administers the Incentive Plan has authority: to substitute new options for previously granted options (including previously granted options having higher exercise prices); to accelerate the vesting of options upon termination of the optionee's employment due to death, disability or retirement; and generally to amend the terms of any option, including the exercise price (so long as the optionee consents to any amendment that impairs his or her rights).

     Currently, the Company has 16 million shares of Common Stock available for issuance under the Incentive Plan. As of December 31, 1997, the Company had granted, net of cancellations, options to purchase 18,621,461 shares of Common Stock. As a result, options to purchase 2,621,461 shares of Common Stock have been granted subject to shareholder approval of a further amendment to the Incentive Plan to increase the number of shares available for issuance under the plan.

Fiscal Year-End Option Values

     No stock options were exercised by any of the Named Executive Officers in fiscal year 1997. The following table sets forth the number of shares covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 1997, and the value of "in-the-money" options, which represent the positive spread, if any, between the exercise price of a stock option and the year-end price of Common Stock.

AGGREGATED FISCAL YEAR-END OPTION VALUES

                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-THE-
                             UNDERLYING UNEXERCISED       MONEY OPTIONS AT FISCAL YEAR
                           OPTIONS AT FISCAL YEAR END(#)            END($)(1)
                           -----------------------------  ----------------------------

NAME                       EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----                      -----------    -------------    -----------   -------------
Reed R. Prior                 3,498,852        8,497,356            -              -

Jean C. Nichols, Ph.D.        1,141,981        1,708,117            -              -

Elizabeth C. Chen               844,118        2,050,056            -              -


(1) Based on the last reported sale price of the Common Stock as of December 31, 1997 of $0.28.


Director Compensation

Employment and Consulting Agreements; Change in Control Arrangements

     Employment Agreement with Reed R. Prior. On November 6, 1996, the Company entered into an employment agreement with Reed R. Prior pursuant to which Mr. Prior is serving as Chief Executive Officer and Treasurer of the Company. Mr. Prior's initial annual base salary is $350,000. Mr. Prior was reimbursed for his moving expenses in relocating to an apartment in the Boston area. In addition, the Company pays Mr. Prior up to $4,500 per month as reimbursement for rental of an apartment, living expenses and weekly commuting between the Company's offices and his permanent residence. The Company will reimburse Mr. Prior for any additional taxes that he incurs as a result of the Company's reimbursement of living, commuting or moving expenses. Mr. Prior is entitled to participate in the bonus and benefit programs that are available to the Company's employees, and is entitled to health, life and disability insurance.

     Pursuant to Mr. Prior's employment agreement, in December 1996, the Company issued to Mr. Prior an option to purchase 4,885,747 shares of Common Stock, which number of shares was equal to 8.5% of the Company's Common Stock outstanding on the grant date on a fully diluted basis, at an exercise price of $1.31 per share, to vest in 48 monthly increments during the term of the employment agreement. The Company has the obligation to register all of the shares underlying options for resale.

     The agreement also provides for anti-dilution protections which, among other things, require the Company to issue additional options to Mr. Prior as necessary to cause the number of shares underlying his stock options to equal, but not exceed, 8.5% of the Company's outstanding Common Stock on a fully diluted basis. These anti-dilution provisions will be applicable until the Company sells a cumulative total of $20,000,000 in equity or convertible securities to non-affiliated persons. Pursuant to these anti-dilution provisions, on March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997, the Company granted to Mr. Prior options to purchase 898,828, 473,828, 2,105,981 and 3,631,824 shares of Common Stock, respectively. The exercise price per share for such options was $1.31, $1.00, $0.63 and $0.28, respectively. The Company may issue additional options to Mr. Prior on March 31, 1998, as a result of the conversion of Series C Shares and Series D Shares into Common Stock and any other issuances of Common Stock occurring before March 31, 1998. The number of options to be granted is not determinable at this time, although the number of options granted may be significant.

     Under the agreement, Mr. Prior is entitled to receive payments in the event of certain transactions that may be deemed a "change in ownership" of the Company. A "change in ownership" includes: (i) any acquisition of all or substantially all of the Company's equity securities or operating assets, whether by way of merger, sale of assets, stock purchase, tender offer or otherwise; or (ii) the sale or out-licensing of the majority (in value) of the Company's technology assets. In this event, Mr. Prior is entitled to receive an "Asset Value Realization Bonus" equal to 8.5% of the net proceeds from the change in ownership transaction. The amount that the Company must pay Mr. Prior will be reduced by the amount of gain recognized by Mr. Prior as a result of his sale of Common Stock of the Company acquired as a result of exercise of options (or deemed sales in certain circumstances when he is able to, but does not, sell). The Company's sale of its operating facility to B.U. did not constitute a "change in ownership" for purposes of Mr. Prior's agreement.

     The agreement with Mr. Prior continues until terminated by either party on written notice of not less than 30 days. The agreement may be terminated by the Company with or without "just cause." In the event the Company terminates Mr. Prior's employment other than for "just cause," or in the event that Mr. Prior terminates his employment for "good reason," the Company is required to pay Mr. Prior as severance a lump sum payment equal to one year's salary based on the annual rate in effect on the date of termination. Upon such termination, Mr. Prior will also be entitled to accelerated vesting of his stock options. "Just cause," as defined in the agreement, consists of fraud, a felony conviction, or a breach of a material term of the agreement or willful failure to perform material duties, which default is not cured following written notice (all as defined in the agreement). "Good reason," as defined in the agreement, includes: (i) the refusal by the Board of Directors of a bona fide financing offer; (ii) refusal of the Board of Directors to approve major spending cuts or operational changes; (iii) breach by the Company of a material term under the employment agreement; (iv) a "change in ownership" as defined in Mr. Prior's employment agreement; or (v) a "change in control" as defined under the Incentive Plan. Mr. Prior is entitled to receive a lump sum payment equal to one year's salary in the event of death or of physical or mental disability of a nature sufficient to result in his termination by the Board. Pursuant to the terms of the agreement, the Company established an irrevocable letter of credit in an amount equal to $175,000, naming Mr. Prior as the beneficiary, as partial security for the Company's severance obligations. The agreement also includes non-competition, confidentiality and indemnification provisions.

     Mr. Prior also is party to the Shareholders Agreement. See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

     Employment Agreement with Jean C. Nichols. On November 6, 1996, the Company entered into an employment agreement with Jean C. Nichols, Ph.D., pursuant to which Dr. Nichols was promoted to and serves as President and Chief Technology Officer of the Company. The agreement was amended in certain respects and restated as of September 22, 1997. Dr. Nichols' agreement also provides that she serve as a Director of the Company. Dr. Nichols' annual base salary is $225,000. Dr. Nichols is entitled to participate in the bonus and benefit programs that are available to the Company's employees, and is entitled to health, life and disability insurance.

     Pursuant to Dr. Nichols' employment agreement, in December 1996, the Company issued to Dr. Nichols an option to purchase 678,573 shares of Common Stock, which number of shares was equal to 1.275% of the Company's Common Stock outstanding on the grant date less 54,000 shares covered by options previously granted to Dr. Nichols, at an exercise price of $1.31 per share, to vest in 36 monthly increments during the term of the agreement, and canceled options for 164,409 shares of Common Stock. The Company has the obligation to register all of the shares underlying options for resale. On September 30, 1997, the Company issued additional options to Dr. Nichols sufficient to bring her total options to a number giving her the right to purchase Common Stock equal to 2.75% of the Company's Common Stock, on a fully diluted basis.

     The agreement as amended provides for anti-dilution protections which, among other things, require the Company to issue additional options as necessary to cause the number of shares underlying her stock options to equal but not exceed 2.75% of the Company's outstanding Common Stock on a fully diluted basis. These anti-dilution provisions will be applicable until the Company sells a cumulative total of $20,000,000 in equity or convertible securities to non-affiliated persons. Pursuant to these anti-dilution provisions and the amendment of Dr. Nichols' employment agreement increasing her option percentage from 1.275% to 2.75%, on March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997, the Company granted to Dr. Nichols options to purchase 124,894, 135,293, 681,347 and 1,175,002 shares of Common Stock, respectively. The exercise price per share for such options was $1.31, $1.00, $0.63 and $0.28, respectively. The Company may issue additional options to Dr. Nichols on March 31, 1998, as a result of conversion of Series C Shares and Series D Shares into Common Stock and any other issuances of Common Stock occurring before March 31, 1998. The number of options to be granted is not determinable at this time, although the number of options granted may be significant.

     Under the agreement, Dr. Nichols is entitled to receive payments in the event of certain transactions that may be deemed a "change in ownership" of the Company. A "change in ownership" includes: (i) any acquisition of all or substantially all of the Company's equity securities or operating assets, whether by way of merger, sale of assets, stock purchase, tender offer or otherwise; or (ii) the sale or out-licensing of the majority (in value) of the Company's technology assets. In the event of a "change in ownership,"
Dr. Nichols is entitled to receive an "Asset Value Realization Bonus" equal to 2.75% of the net proceeds from the change in ownership transaction. The amount that the Company must pay Dr. Nichols will be reduced by the amount of gain recognized by Dr. Nichols as a result of her sale of Common Stock of the Company acquired as a result of exercise of options (or deemed sales in certain circumstances when she is able to, but does not, sell). In the event of a change in ownership after which the purchaser makes Dr. Nichols a bona fide employment offer, Dr. Nichols' Asset Value Realization Bonus will be payable to her as follows: 25% on the closing of the change in ownership, 25% two months after closing, 25% four months after closing, and 25% six months after closing, the obligation of the Company to make each such payment in respect of the Asset Value Realization Bonus being subject to Dr. Nichols' continued employment with the purchaser at the time the payment falls due. If the purchaser terminates Dr. Nichols' employment without "just cause" or if Dr. Nichols terminates her employment with the purchaser for "good reason" (as defined below, except that a change in ownership or a change in control will not constitute good reason for this purpose and the termination of Dr. Nichols' employment by agreement, death, or disability will constitute good reason for this purpose), Dr. Nichols will be entitled to receive the entire amount of her Asset Value Realization Bonus as a lump sum payment. The Company's sale of its operating facility to B.U. did not constitute a "change in ownership" for purposes of Dr. Nichols' agreement.

     The Company's agreement with Dr. Nichols continues until terminated by either party on written notice of not less than 30 days. The agreement may be terminated by the Company with or without just cause. In the event the Company terminates Dr. Nichols' employment other than for just cause, or in the event that Dr. Nichols terminates her employment for good reason, the Company is required to pay Dr. Nichols as severance a lump sum payment equal to one year's salary based on the annual rate in effect on the date of termination. Upon such termination, the Company will also provide Dr. Nichols with accelerated vesting of her stock options. "Just cause," as defined in the agreement, consists of fraud, a felony conviction, or a breach of a material term of the agreement or willful failure to perform material duties which default is not cured following written notice (all as defined in the agreement). "Good reason," as defined in the agreement, includes: (i) the failure of Dr. Nichols to continue as a member of the Board of Directors, unless Dr. Nichols resigns from that position; (ii) an act of bad faith by the Company resulting in Dr. Nichols' resignation from the Company; (iii) breach by the Company of a material term under the employment agreement; (iv) a "change in ownership" as defined in Dr. Nichols' employment agreement; or (v) a "change in control" as defined under the Incentive Plan. Dr. Nichols is entitled to receive one year's salary in the event of death or disability.
The agreement also includes non-competition, confidentiality and indemnification provisions.

     Employment Agreement with Elizabeth C. Chen. On January 15, 1997, the Company entered into an employment agreement with Elizabeth C. Chen, pursuant to which Ms. Chen was appointed as Vice President of Business Development of the Company. Ms. Chen's annual base salary is $175,000. In addition, the Company reimburses Ms. Chen for all reasonable costs incurred by her in obtaining accommodations in the Boston area and for weekly commuting between the Company's offices and her permanent residence. The Company will reimburse Ms. Chen for any additional taxes that she incurs as a result of the Company's reimbursement of living or commuting expenses. Ms. Chen is entitled to participate in the bonus and benefit programs that are available to the Company's employees, and is entitled to health, life and disability insurance.

     Pursuant to Ms. Chen's employment agreement, in July 1997, the Company issued to Ms. Chen an option to purchase 1,544,102 shares of Common Stock, which number of shares was equal to 2.0% of the Company's Common Stock outstanding on the grant date, at an exercise price of $0.72 per share, to vest in 48 monthly increments during the term of the agreement. The Company has the obligation to register all of the shares underlying options for resale.

     The agreement also provides for anti-dilution protections which, among other things, require the Company to issue additional options as necessary to cause the number of shares underlying her stock options to equal, but not exceed, 2.0% of the Company's outstanding Common Stock on a fully diluted basis. These anti-dilution provisions will be applicable until the Company sells a cumulative total of $20,000,000 in equity or convertible securities to non-affiliated persons. Pursuant to these anti-dilution provisions, on September 30, 1997, and December 31, 1997, the Company granted to Ms. Chen options to purchase 495,525 and 854,547 shares of Common Stock, respectively. The exercise price per share for such options was $0.63 and $0.28, respectively. The Company may issue additional options to Ms. Chen on March 31, 1998, as a result of conversion of Series C Shares and Series D Shares into Common Stock and any other issuances of Common Stock occurring before March 31, 1998. The number of options to be granted is not determinable at this time, although the number of options granted may be significant.

     Under the agreement, Ms. Chen is entitled to receive payments in the event of certain transactions that may be deemed a "change in ownership" of the Company. A "change in ownership" includes: (i) any acquisition of all or substantially all of the Company's equity securities or operating assets, whether by way of merger, sale of assets, stock purchase, tender offer or otherwise; or (ii) the sale or out-licensing of the majority (in value) of the Company's technology assets. In the event of a "change in ownership,"
Ms. Chen is entitled to receive an "Asset Value Realization Bonus" equal to 2.0% of the net proceeds from the change in ownership transaction. The amount that the Company must pay Ms. Chen will be reduced by the amount of gain recognized by Ms. Chen as a result of her sale of Common Stock of the Company acquired as a result of exercise of options (or deemed sales in certain circumstances when she is able to, but does not, sell). The Company's sale of its operating facility to B.U. did not constitute a "change in ownership" for purposes of Ms. Chen's agreement.

     The Company's agreement with Ms. Chen continues until terminated by either party on written notice of not less than 30 days. The agreement may be terminated by the Company with or without just cause. In the event the Company terminates Ms. Chen's employment other than for just cause, or in the event that Ms. Chen terminates her employment for good reason, the Company is required to pay Ms. Chen as severance a lump sum payment equal to one year's salary based on the annual rate in effect on the date of termination and any remaining obligations for accommodations in the Boston area. Upon such termination, the Company will also provide Ms. Chen with accelerated vesting of her stock options. The Company also will continue to provide Ms. Chen and her family with the same group health plan benefits coverage provided to them prior to her termination for the maximum period set forth in the continuation coverage requirements under COBRA, up to a maximum of 12 months following termination.

     "Just cause," as defined in the agreement, consists of fraud, a felony conviction, or a breach of a material term of the agreement or willful failure to perform material duties which default is not cured following written notice (all as defined in the agreement). "Good reason," as defined in the agreement, includes: (i) an act of bad faith by the Company resulting in Ms. Chen's resignation from the Company; (ii) breach by the Company of a material term under the employment agreement; (iii) a "change in ownership" as defined in Ms. Chen's employment agreement; (iv) a "change in control" as defined under the Incentive Plan; (v) insolvency of the Company; or (vi) the Company's failure to grant Ms. Chen options within the time periods specified in the employment agreement. The agreement also includes non-competition, confidentiality and indemnification provisions.

Chen Consulting Arrangement with Marathon

     The Company currently provides Elizabeth Chen's services to Marathon as the president and chief executive officer of Marathon. During the term of this consulting arrangement, Ms. Chen will devote 75% of her professional time to managing Marathon and 25% of her professional time to the Company.
Marathon will reimburse the Company for an allocable portion of Ms. Chen's salary and other cash compensation.

     Option Plans. Under the Company's Incentive Plan, upon a change in control or a potential change in control, the vesting of options granted to the Named Executive Officers under the Incentive Plan will be accelerated, and the value of the options will, unless otherwise determined by the Compensation Committee, be cashed out at a price to be determined at the time of the cash out. Specifically, in the event of (i) a Change in Control, or (ii) a Potential Change in Control but only if and to the extent determined by the Board of Directors or the Compensation Committee: (a) all stock appreciation rights ("SARs") outstanding for at least six months and all Stock Options will become fully exercisable and vested; (b) all limitations applicable to any award of Restricted Stock, Deferred Stock, or an Other Stock-Based Award will lapse and the shares to which the award relates will be deemed fully vested; and (c) unless the Compensation Committee determines otherwise prior to a Change in Control, the value of all vested awards under the Incentive Plan will be cashed out on the basis of the Change in Control Price, which generally is defined as the highest price per share of Common Stock paid in any transaction during the 60-day period preceding the Change in Control.

     A "Change in Control" generally is deemed to occur if: (i) any person or group (other than B.U.) acquires, directly or indirectly, beneficial ownership of 20% or more of the combined voting power of the Company's then-outstanding securities; (ii) within any 24-month period there is a change in a majority of the Company's Directors that is not approved by the incumbent Directors; or
(iii) a transaction occurs requiring shareholder approval for the acquisition of the Company by another entity through asset purchase, merger, or otherwise.

     A "Potential Change in Control" generally is deemed to occur if: (i) shareholders approve an agreement by the Company, the consummation of which would result in a Change in Control; or (ii) any person or group (other than B.U.) acquires, directly or indirectly, beneficial ownership of 5% or more of the combined voting power of the Company's then-outstanding securities and the Board of Directors adopts a resolution declaring that a Potential Change in Control has occurred.

     Although the exact amount to be paid by the Company cannot be determined, such amount could be in excess of $100,000 for each of the Named Executive Officers.

     Agreements with Others. The Company has a consulting agreement with Dr. John R. Murphy, a former Director of the Company. Pursuant to this agreement, Dr. Murphy was paid a consulting fee of $50,000 during the fiscal year ended 1997 to provide consulting services on biotechnology matters. The Company has extended this agreement to December 31, 1998 at a rate of $50,000 per year. The Company may elect to impose a two year non-competition period following the termination or cancellation of the agreement, provided the Company compensates Dr. Murphy during such period at one-half the rate of compensation in effect at the time the termination or cancellation occurs.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee during fiscal year 1997 were Messrs. Cassidy and Jacobs.

     In June 1995, the Company finalized three separate lines of credit, which were guaranteed by three different parties, for a total of $23.8 million in guaranteed bank financing for the Company. The Company issued warrants to the guarantors for the purchase of 2,776,664 shares of Common Stock at an exercise price of $4.75 per share. These warrants were immediately exercisable and expire in 2005. B.U., the Company's majority shareholder, was the lead guarantor, providing a guaranty of $11.8 million in exchange for a warrant to purchase 1,376,666 shares of Common Stock. Gerald S.J. Cassidy, a member of the Company's Board of Directors, provided a guaranty of $2 million in exchange for a warrant to purchase 233,332 shares of Common Stock. Leon C. Hirsch and Turi Josefsen provided guaranties of the remaining $10 million in exchange for warrants to purchase an aggregate of 1,166,666 shares of Common Stock (see "Common Stock Ownership of Certain Beneficial Owners and Management").

     In July 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million loan financing to release the Company from its obligations to the bank lenders. Under the restructured arrangement, the guarantors assumed the Company's obligations to the banks, and in consideration the Company issued Series B Preferred stock ("Series B Shares") and warrants to the guarantors. The Company issued an aggregate of 23,800 Series B Shares. Each Series B Share is convertible at any time at the investor's option into a number of shares of Common Stock determined by dividing $1,000 by the average of the closing sale prices of the Common Stock as reported on Nasdaq for the ten consecutive trading days immediately preceding the conversion date. The holders of Series B Shares are entitled to receive a cumulative dividend payable in arrears in cash, quarterly on the last day of each calendar quarter, commencing on September 30, 1996 at an annual rate equal to the prime rate plus 1-1/2% through June 1999 and at an increasing percentage rate thereafter up to a maximum rate of the prime rate plus 5% from and after July 1, 2003. The holders of Series B Shares are entitled to vote on any matters submitted to the Company's shareholders. Each Series B Share is entitled to a vote equivalent to 250 shares of Common Stock. Each Series B Share has a liquidation preference equal to $1,000 plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Shares. At any time, with the approval of the Company's Board of Directors, Audit Committee or comparable body, the Company may redeem any or all of the Series B Shares for cash. The redemption price per Series B Share is $1,000 plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series B Shares. The recipients of the Series B Shares also were issued warrants to purchase a total of 5,950,000 shares of Common Stock (warrants for the purchase of 250,000 shares of Common Stock for every $1,000,000 of Series B Shares purchased) at an exercise price of $4.00 per share. The warrants are exercisable commencing on January 1, 1997, and expire on July 1, 2006. In addition, each holder of Series B Shares is entitled to receive additional warrants pursuant to certain anti-dilution provisions. Each such additional warrant will have an exercise price of $4.00 per share, will be exercisable commencing on January 1, 1997, and will expire on July 1, 2006. See "Common Stock Ownership of Certain Beneficial Owners and Management".

     In connection with the issuance of the Series B Shares, the Company formed Seragen Technology, Inc. ("STI"). The Company transferred all of its existing and future United States patents and patent applications (the "Patents") to STI in exchange for 214,200 shares of STI's Class A Common Stock and 23,800 shares of STI's Class B Common Stock (the "Class B Shares"). Each share of STI Class A Common Stock is owned by the Company. The Company has transferred the Class B Shares to the holders of the Series B Shares.

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

     Simultaneously with the contribution of the Patents to STI, the Company entered into a license agreement with STI pursuant to which STI granted to the Company an irrevocable worldwide exclusive license with respect to the Patents (the "Irrevocable License Agreement"). Under the terms of the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties to STI in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The shares of STI Class B Common Stock, in turn, are entitled to receive cumulative dividends equal to any royalty payable to STI under the Irrevocable License Agreement.

     STI has executed a collateral assignment of the Patents in favor of the holders of the Class B Shares, which is being held by an escrow agent. The escrow agent is required to deliver the collateral assignment to the holders of the Class B Shares if dividends on the Class B Shares are in arrears and STI fails for 60 days, after the receipt of notice from the holders of the Class B Shares, to pay the dividends due. Likewise, the holders of Class B Shares have executed a reassignment of the Patents to STI, which also is being held by the escrow agent. The escrow agent is obligated to deliver the reassignment of the Patents to STI upon the redemption by STI of all of the Class B Shares. The Class B Shares are required to be redeemed upon the redemption or conversion of Series B Shares in a number equal to the number of Series B Shares redeemed or converted. The collateral assignment of the Patents secures only STI's dividend payment obligations on the Class B Shares and does not secure any other amounts (e.g., the liquidation preference of the Series B Shares). The collateral assignment of the Patents has no effect until the escrow agent is instructed to deliver it to the holders of the Class B Shares.

     The Company has not paid the cash dividends due December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997, on
the Series B Shares, nor has the Company made the royalty payments due to STI on January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, and January 1, 1998. Correspondingly, STI has not paid the dividends due January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, and January 1, 1998 on the Class B Shares. The Company does not expect STI to make any dividend payments advisors due on the Class B Shares in 1998.

     Delivery of notice by the agent for the holders of the Class B Shares to the escrow agent in accordance with the collateral assignment of the Patents is the only condition to delivery of the collateral assignment of the Patents to the holders of the Class B Shares. If the holders of the Class B Shares were to deliver this notice to the escrow agent, they would thereafter have the right to foreclose on the Patents, subject to the Company's rights under the Irrevocable License Agreement. The holders of the Series B Shares have not yet delivered a notice of default to the escrow agent, although they currently have the right to do so.

     On November 6, 1996, the Company entered into a shareholders agreement (the "Shareholders Agreement") with B.U., Leon C. Hirsch, Turi Josefsen, Gerald S.J. Cassidy and Loretta P. Cassidy (collectively, the "Shareholders") and Reed R. Prior with respect to the election of directors and other matters. Pursuant to this agreement, the Shareholders have agreed to vote their respective shares to: (i) maintain the number of persons comprising the Board of Directors at nine (the Shareholders and Mr. Prior have waived this requirement until such time as it is possible to attract additional candidates with sufficient experience and stature in the pharmaceutical industry to make their election desirable); (ii) not to elect more than two persons designated by or affiliated with B.U. to the Board of Directors; (iii) to elect Mr. Prior as a Director; and (iv) to elect three outside directors with experience in the pharmaceutical industry reasonably acceptable to Mr. Prior. On October 28, 1997, the Shareholders and Mr. Prior agreed to waive the Shareholders Agreement's requirement of election of three outside directors until such time as it is possible to attract sufficiently qualified candidates. In addition, the Shareholders Agreement grants Mr. Prior rights of co-sale in the event B.U. chooses to sell over 50% of its stock in the Company to a third party. B.U. also agrees to pay its pro-rata share of Mr. Prior's Asset Value Realization Bonus (as defined in Mr. Prior's employment agreement) in the event that the Company fails to pay such bonus.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 30, 1998 by (i) each person known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each Director of the Company, (iii) each named executive officer of the Company and (iv) all Directors and executive officers as a group. Except as otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares beneficially owned.


                                SHARE OWNERSHIP

                                                    PERCENTAGE
                                                   BENEFICIALLY
                                                   OWNED (1)(2)
NAME(**)                                         NUMBER OF SHARES
PERCENT
--------                                         ----------------

Boston University                               48,714,723(3)(4)         75.7%
  881 Commonwealth Avenue
  Boston, MA 02215

Leon C. Hirsch                                  21,972,880(3)(5)         44.6%
  150 Glover Avenue
  Norwalk, CT 06856

Turi Josefsen                                    9,416,948(3)(6)         25.7%
  150 Glover Avenue
  Norwalk, CT 06856

Gerald S.J. Cassidy                              6,308,154(3)(7)         18.8%
  700 13th Street, N.W., Suite 400
  Washington, DC 20005

Elizabeth Chen                                   1,145,589(8)             4.0%

Kenneth G. Condon, C.P.A.                            5,200(5)(9)            *


Norman A. Jacobs                                    19,000(10)              *

Jean C. Nichols, Ph.D.                           1,533,696(11)            5.3%
c/o Seragen
97 South Street
Hopkinton, MA  01748

Reed R. Prior                                    4,748,444(12)           14.8%
c/o Seragen
97 South Street
Hopkinton, MA  01748

John R. Silber, Ph.D.                              178,500(13)              *

All Officers and Directors as a Group           14,117,633               34.3%


*    Represents beneficial ownership of less than 1% of the Common Stock.
** Addresses are given for persons who beneficially own 5% or more of the Company's outstanding Common Stock only.

(1) A person or group is deemed to have "beneficial ownership" of any shares as of March 30, 1998, that such person or persons comprising the group has the right to acquire within 60 days after such date. Any securities not outstanding which are subject to options, warrants, rights or conversion privileges of which a person or group has ownership are deemed to be outstanding only for the purpose of computing the percentage of outstanding securities of the class owned by such person or group; but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

 (2) Percentage ownership is based on 27,271,414 shares of Common Stock outstanding as of March 30, 1998.

 (3) Consists of 51,739,130 shares of Common Stock issuable upon conversion of 23,800 Series B Shares and assumes that Series B Shares are convertible at a conversion price of $0.44, the conversion price in effect on March 30, 1998, based on the average of the closing sale prices of the Common Stock for the ten consecutive trading days preceding that date.

 (4) The Boston University Nominee Partnership is a partnership that was created to act as the record holder of certain securities owned by Boston University. Dr. Bagalay and Mr. Condon are general partners of the partnership and are required to vote and take other actions with respect to such shares of Common Stock as instructed by duly authorized officers of Boston University. The officers of Boston University are duly authorized by the actions of the Trustees of Boston University. Dr. Bagalay and Mr. Condon (general partners of the Boston University Nominee Partnership) and Dr. Silber (a Trustee of Boston University) disclaim beneficial ownership of these shares. The ownership of the partnership consists of 15,000 shares issuable upon exercise of stock options, a warrant to purchase 1,376,666 shares exercisable at $4.75 per share, a warrant to purchase 10,011.181 shares exercisable at $4.00 per share and 25,652,174 shares of Common Stock issuable upon conversion of 11,800 Series B Shares. Pursuant to the anti-dilution provisions of certain of its warrants, Boston University may be entitled to receive additional warrants in the event that USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology and thereby becomes entitled to receive shares of Common Stock. See "Certain Transactions." Due to the fact that the price at which shares of Common Stock would be issuable to USSC under the USSC License Agreement cannot be determined until USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology, the Company is unable at this time to determine the number of additional warrants that would be issuable to Boston University in the event that USSC were to decline to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology. Boston University has entered into the Shareholders Agreement with respect to the election of directors and other matters. See "Certain Transactions."

(5) Consists of a warrant to purchase 816,666 shares exercisable at $4.75 per share, a warrant to purchase 5,938,823 shares exercisable at $4.00 per share, and 7,000 Series B Shares convertible into 15.217,391 shares of Common Stock. Does not include 2,545,209 shares issuable upon exercise of warrants and does not include 6,521,739 shares of Common Stock issuable upon conversion of 3,000 Series B Shares held by Turi Josefsen, Mr. Hirsch's wife, as to which Mr. Hirsch disclaims beneficial ownership. Pursuant to the anti-dilution provisions of certain of its warrants, Mr. Hirsch may be entitled to receive additional warrants in the event that USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology and thereby becomes entitled to receive shares of Common Stock. See "Certain Transactions." Due to the fact that the price at which shares of Common Stock would be issuable to USSC under the USSC License Agreement cannot be determined until USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology, the Company is unable at this time to determine the number of additional warrants that would be issuable to Mr. Hirsch in the event that USSC were to decline to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology. Mr. Hirsch has entered into the Shareholders Agreement with respect to the election of directors and other matters. See "Certain Transactions."

 (6) Consists of a warrant to purchase 350,000 shares exercisable at $4.75 per share, a warrant to purchase 2,545,209 shares exercisable at $4.00 per share, and 3,000 Series B Shares convertible into 6,521,739 shares of Common Stock. Does not include 5,938,823 shares issuable upon exercise of warrants and does not include 15,217,391 shares of Common Stock issuable upon conversion of 7,000 Series B Shares held by Leon C. Hirsch, Ms. Josefsen's husband, as to which Ms. Josefsen disclaims beneficial ownership. Pursuant to the anti-dilution provisions of certain of its warrants, Ms. Josefsen may be entitled to receive additional warrants in the event that USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology and thereby becomes entitled to receive shares of Common Stock. See "Certain Transactions." Due to the fact that the price at which shares of Common Stock would be issuable to USSC under the USSC License Agreement cannot be determined until USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology, the Company is unable at this time to determine the number of additional warrants that would be issuable to Ms. Josefsen in the event that USSC were to decline to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology. Ms. Josefsen has entered into the Shareholders Agreement with respect to the election of directors and other matters. See "Certain Transactions."

 (7) Includes 9,000 shares issuable upon exercise of options held by Mr. Cassidy, a warrant to purchase 233,332 shares exercisable at $4.75 per share, a warrant to purchase 1,696,827 shares exercisable at $4.00 per share, and 4,347,826 shares of Common Stock issuable upon conversion of 2,000 Series B Shares. Mr. Cassidy's Series B Shares and warrants are owned jointly with his wife, Loretta P. Cassidy. Pursuant to the anti-dilution provisions of certain of its warrants, Mr. Cassidy may be entitled to receive additional warrants in the event that USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology and thereby becomes entitled to receive shares of Common Stock. See "Certain Transactions." Due to the fact that the price at which shares of Common Stock would be issuable to USSC under the USSC License Agreement cannot be determined until USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology, the Company is unable at this time to determine the number of additional warrants that would be issuable to Mr. Cassidy in the event that USSC were to decline to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology. Mr. and Mrs. Cassidy have entered into the Shareholders Agreement with respect to the election of directors and other matters. See "Certain Transactions."

(8) Includes 1,145,589 shares issuable upon exercise of options held by Ms. Chen that are exercisable within 60 days. Pursuant to the anti-dilution provisions of her options, Ms. Chen may be entitled to receive additional options in the event that USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology and thereby becomes entitled to receive shares of Common Stock. See "Certain Transactions." Due to the fact that the price at which shares of Common Stock would be issuable to USSC under the USSC License Agreement cannot be determined until USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology, the Company is unable at this time to determine the number of additional options that would be issuable to Ms. Chen in the event that USSC were to decline to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology.

 (9) Consists of 4,000 shares issuable upon exercise of options held by Mr. Condon.

(10) Consists of 19,000 shares issuable upon exercise of options held by Mr. Jacobs.

(11) Includes 1,525,190 shares issuable upon exercise of options held by Dr. Nichols that are exercisable within 60 days. Pursuant to the anti-dilution provisions of her options, Dr. Nichols may be entitled to receive additional options in the event that USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology and thereby becomes entitled to receive shares of Common Stock. See "Certain Transactions." Due to the fact that the price at which shares of Common Stock would be issuable to USSC under the USSC License Agreement cannot be determined until USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology, the Company is unable at this time to determine the number of additional options that would be issuable to Dr. Nichols in the event that USSC were to decline to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology.

(12) Consists of 4,748,444 shares issuable upon exercise of options held by Mr. Prior that are exercisable within 60 days. Pursuant to the anti-dilution provisions of his options, Mr. Prior may be entitled to receive additional options in the event that USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology and thereby becomes entitled to receive shares of Common Stock. See "Certain Transactions." Due to the fact that the price at which shares of Common Stock would be issuable to USSC under the USSC License Agreement cannot be determined until USSC declines to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology, the Company is unable at this time to determine the number of additional options that would be issuable to Mr. Prior in the event that USSC were to decline to exercise its option under the USSC License Agreement to acquire the EGF Fusion Protein technology. Mr. Prior has entered into the Shareholders Agreement with respect to the election of directors and other matters. See "Certain Transactions."

(13) Includes a warrant to purchase 7,500 shares exercisable at $10.00 per share. Dr. Silber's shares and warrant are owned jointly with his wife, Kathryn U. Silber.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1987, B.U., Nycomed (formerly Nyegaard & Co. AS) and the Company entered into a purchase and sale agreement pursuant to which B.U., which then owned approximately 6% of the Company's outstanding Common Stock, acquired from Nycomed 1,691,761 shares of the Company's Common Stock, which represented all of Nycomed's ownership interest in the Company and approximately 71% of the then outstanding Common Stock of the Company. As part of this transaction, B.U. acquired all of Nycomed's rights to technology, inventions, patents and other proprietary rights (the "Technology") which were primarily related to or useful in the development of the Company's fusion protein products and also acquired the world-wide exclusive rights to manufacture, use, sell and market products (the "Products") derived from or including the Technology (the "Technology and Marketing Rights"). In exchange for the acquisition of these assets, B.U. paid $25,000,000 to Nycomed and assumed Nycomed's obligations to the Company, including a commitment to finance and carry out the Company's research and development program and an obligation to guaranty the Company's leases at its facilities in Hopkinton, Massachusetts. In addition, pursuant to the agreement, the Company is obligated to pay Nycomed a continuing royalty with respect to sales of the Products and to give Nycomed rights of first negotiation to market the Products in the territory covered by the agreement. In connection with this agreement, Nycomed and B.U. entered into a Noncompetition and Confidentiality Agreement under which Nycomed agreed to maintain in confidence proprietary information and intellectual property in connection with the Company's business and not to compete with the Company's business. The Noncompetition and Confidentiality Agreement expired in August 1992. The Company believes that the expiration of this Agreement will not materially adversely affect the Company's business.

     In connection with the sale of stock to B.U., Nycomed also transferred to B.U. a debt owed to Nycomed by the Company in the principal amount of $1,050,000. In 1988, B.U. converted this debt plus accrued interest thereon into 95,488 shares of Common Stock, based on a conversion price equal to $15.00 per share of Common Stock.

     In connection with B.U.'s acquisition of the majority interest in the Company in 1987, B.U. guaranteed the Company's obligations under a $10,000,000 line of credit with The First National Bank of Chicago (the "Bank") to provide short-term operating funds for the Company (the "Guaranty"). B.U. pledged certain collateral to the Bank to secure the Guaranty. In 1992, the Company repaid the line of credit, resulting in a termination of the Guaranty. In return for providing the Guaranty, the Company issued to B.U. a warrant (the "Bank Warrant") that was exercisable to purchase up to 500,000 shares of Common Stock, at an exercise price of $11.80 per share, at any time prior to January 28, 1993. The Bank Warrant expired unexercised.

     In January 1988, pursuant to a Technology Purchase and Royalty Agreement (the "Technology Agreement"), which was contemplated at the time B.U. acquired the Technology from Nycomed, B.U. transferred to the Company the Technology and Marketing Rights obtained from Nycomed in exchange for a continuing royalty on sales of the Products until the expiration of all patents. Thereafter, the Company agreed to pay B.U. a reduced royalty based on a percentage of net sales for a period of 10 years after the expiration of such patents. The Technology Agreement provides B.U. with a security interest in the Technology and Marketing Rights to secure the Company's compliance with the terms of the agreement and also provides that upon a default by the Company in the terms of the Technology Agreement, the agreement will terminate and the Technology and Marketing Rights will revert to B.U. The Technology Agreement provides for default in the event that (i) the Company defaults in the performance of any material term of that agreement, (ii) the Company defaults in the performance of a related financing agreement (which since has been terminated) or in any indebtedness guaranteed by B.U. (none of which currently exists), (iii) the Company ceases to continue as a going concern, or
(iv) the Company is placed under receivership.

     As of March 30, 1998, B.U. beneficially owned 11,659,702 shares (or approximately 42.8%) of the Company's outstanding Common Stock. In addition, B.U. beneficially owns a stock option to purchase 15,000 shares, a warrant to purchase 1,376,666 shares, a warrant to purchase 10,011,181 shares subject to anti-dilution provisions (as defined) and shares issuable on conversion of 11,800 Series B Shares. As of March 30, 1998, if all outstanding securities were converted to Common Stock, B.U. would own 48,714,723 shares of Common Stock.

     Dr. John R. Murphy, a former director of the Company, has a consulting agreement with the Company pursuant to which he received consulting fees of $50,000 in the fiscal year ended 1997. The Company has extended this agreement through December 31, 1998, at a rate of $50,000 per year.

     In June 1995, the Company finalized three separate lines of credit for a total of $23.8 million in guaranteed bank financing for the Company. The lines of credit were guaranteed in various amounts by B.U., Leon C. Hirsch, Turi Josefsen, and Gerald S.J. Cassidy, in exchange for which the Company provided warrants to the guarantors. For a description of this transaction, see "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

     In July 1996, the Company restructured its arrangement with the guarantors of the Company's $23.8 million loan financing to release the Company of its liability to the bank lenders. Under the restructured arrangement, the guarantors assumed the Company's obligations to the banks, and in consideration the Company issued Series B Shares and warrants to the guarantors. For a description of this transaction, see "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

     In September 1996, the Company raised $5 million through the sale of 5,000 Series C Shares in a private placement with B.U. The Series C Shares were convertible at the option of the holder into shares of the Company's Common Stock at a conversion price equal to the lesser of $2.75 or 73 percent of the average closing bid prices for a five-day period prior to the conversion date, up to a maximum of 3,360,625 shares of Common Stock. Any shares the investor was unable to convert due to this limitation could be exchanged for $1,150 per share in cash. Terms of the Series C Shares also provided for 8% cumulative dividends payable in shares of Common Stock at the time of each conversion. Each Series C Share had a liquidation preference equal to $1,000 plus an amount equal to any accrued and unpaid dividends from the date of issuance of the Series C Shares in the event of liquidation, dissolution or winding up of the Company. The holders of the Series C shares were not entitled to vote, separately as a series or otherwise, on any matter submitted to a vote of the Company's shareholders.

     Effective March 30, 1998, 1,060 Series C Shares automatically converted, in accordance with the terms of the Series C preferred stock, into 3,360,625 shares of the Company's common stock and 3,940 Series C Shares were, as required by the terms of the Series C preferred stock, purchased by the Company for an aggregate purchase price of $4,530,461. Following these transactions, no Series C Shares remained outstanding. The purchase price for the Series C Shares purchased by the Company has not yet been paid by the Company, nor has B.U., the holder of the Series C Shares, demanded payment of the purchase price. As a result, the Company currently is indebted to B.U. for this amount.

     On November 6, 1996, the Company entered into the Shareholders Agreement with the Shareholders and Reed R. Prior. For a description of the Shareholders Agreement, see "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

     As of February 14, 1997, the Company entered into an agreement to sell its operating division, which includes substantially all of the Company's assets and personnel other than (i) its patents (which have been previously pledged to secure certain dividend obligations; see "Executive Compensation -- Compensation Committee Interlocks and Insider Participation") and other intellectual property, (ii) certain management personnel, and (iii) assets utilized by the retained management personnel in the performance of their duties (collectively, the "Operating Division"), to B.U. or a designated affiliate for $5 million. The agreement was approved and ratified by the Company's stockholders on December 16, 1997, and the transaction was completed on December 31, 1997. Prior to closing, B.U. paid the Company $4.5 million as a deposit and assumed responsibility for the facility's operations, including responsibility for operating costs. At the closing, B.U. paid the remaining $500,000 of the purchase price, and the Company transferred to B.U. all assets and personnel associated with the Operating Division. The Company assigned to Marathon or B.U. the leases for the Company's premises (all of which were leased by the Company), subject to an obligation on the part of Marathon to sublet a portion of the premises back to the Company for use by the Company as its offices. In addition, The Company assigned to B.U. the leases for Operating Division equipment and other property that the Company leases. The Company also assigned its rights under certain of its contracts relating to the Operating Division (e.g., clinical trial contracts) to B.U. Finally, effective on the closing of the sale of the Operating Division, the Company's employees associated with the Operating Division (approximately 90) were offered employment by Marathon.

     As of February 14, 1997, the Company also entered into a service agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. This service contract expires in January 1999 and is subject to early termination provisions, as defined, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The service agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacturing and clinical operations facilities. The Company has agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. The fees can be mutually increased or decreased, but may not be reduced to less than $4.3 million per contract year. Seragen and Marathon are currently negotiating a reduction in the fees payable in 1997 and for 1998 based on the actual service rendered in 1997 and those anticipated for 1998. The Company has not paid the service fees, and Marathon has not demanded payment. As a result, the Company currently is indebted to Marathon in the amount of $5.8 million as of February 28, 1998. The service agreement has reduced substantially the Company's operating costs in research and development, as the Company is contracting solely for the services that the Company requires for clinical and manufacturing purposes.

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

     In January 1998, the Company subleased approximately 7,000 square feet of office space in two buildings in Hopkinton, Massachusetts from Marathon. The subleases on each of the buildings expires in January 1999 and the Company can exercise, at its option, two one-year extensions on each sublease.

     In February 1998, the Company entered into a license agreement with DiagnoCure Inc. ("DiagnoCure") of Quebec, Canada pursuant to which the Company licensed certain of its technology for use in connection with nanoerythrosomes as bioactive agent carriers for cancer treatment, immunotherapy, gene therapy, and gene diagnostic applications. The license agreement provides for specified royalties to be paid to the Company by DiagnoCure on sales of products containing the licensed Company technology and on fees and other payments received by DiagnoCure pursuant to any sublicense or similar transaction involving the licensed Company technology. In connection with the license agreement, DiagnoCure agreed to undertake certain research and development activities with John R. Murphy, Ph.D., a former director of the Company, at B.U. Medical Center/University Hospital.

PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K [has not been updated]


                                                                Location in
                                                                  Form 10-K
(a)  1.      Financial Statements of Seragen, Inc.

             Reports of Independent Accountants   . . .  . . . .     ??
             Balance Sheets as of December 31, 1996 and 1997 . . ?? Statements of Operations for the years ended
             December 31, 1995, 1996 and 1997  . . . . . . . . .     ??
             Statements of Stockholders' Equity (Deficit) for the
             years ended December 31, 1995, 1996 and 1997 . . . ?? Statements of Cash Flows for the years ended
             December 31, 1995, 1996 and 1997  . . . . . . . . .     ??
             Notes to Financial Statement  . . . . . . . . . . .     ??

      2.     Schedules - None

      3.     Exhibits

             The exhibits listed in the accompanying Exhibit Index on Pages ??-?? Hereof are filed or incorporated by reference as part of this Annual Report on Form 10-K.

      4.     Executive Compensation Plans and Arrangements

             The Company's Compensation Plans and Arrangements are denoted by (***) on the Exhibit Index appearing on pages ?? - ?? hereof and are incorporated by reference as a part of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K

             None

EXHIBIT INDEX

Exhibit
Number     Notes   Description                                          Page

 (2.1)      (16)    Asset Purchase Agreement, dated as of February 14,
                    1997, between the Registrant and Trustees of Boston
                    University

 (3.3)      (14)    Restated Certificate of Incorporation, as amended,
                    of the Registrant, dated May 28, 1996 (previously filed as Exhibit 3.1 to the Registrant's Registration
                    Statement on Form S-1, File No. 33-45515)

 (3.4)      (15)    Restated By-Laws of the Registrant, as amended
                    (previously filed as Exhibit 3.3 to the Registrant's
                    Registration Statement on Form S-1, File No. 33-45515)

 (4.1)      (1)     Article 4 of the Restated Certificate of
                    Incorporation (see Exhibit 3.3 thereto)

 (4.2)      (1)     Form of Common Stock Certificate (previously filed as
                    Exhibit 4.2 thereto)

 (4.3)      (1)     Form of Purchase Agreement executed by Gerald M.
                    Stern, Gerald M. Stern-Keogh Account, Gerald M.
                    Stern-IRA Account, Ira A. Lipman, Guardsmark, Inc.,
                    Aegis Select Limited Partnership, BancBoston Ventures
                    Inc., Charles River Partnership II, Charles River
                    Partnership III, Charles River Partnership IV,
                    Allstate Insurance Company, Robert E. Thorne, William
                    R. Breetz, Gerald S. J. Cassidy, James R. Welch and
                    John R. Whiting, Jonathan D. Schiller, Walter J.
                    Zackrison, Francis D. Burke, Fred Chicos, Donald E.
                    Griesdorn, Edward J. King, Maximillian Ma, Morrie
                    Moss and David R. Thissen (previously filed as
                    Exhibit 4.3 thereto)

 (4.4)      (1)     Agreement and Plan of Corporate Reorganization,
                    among the Registrant, Seragen Diagnostics, Inc.,
                    Nyegaard & Co. A.S. and certain stockholders of the Registrant, dated May 28, 1985 (previously filed as
                    Exhibit 4.4 thereto)

 (4.5)      (14)    Amended Certificate of Designation of Series A
                    Preferred Stock of the Registrant, dated May 28, 1996

 (4.6)      (14)    Certificate of Designation of Series B Preferred
                    Stock of the Registrant, dated June 28, 1996

 (4.7)      (14)    Certificate of Correction of Amended Certificate of
                    Designation of Series A Preferred Stock of the
                    Registrant, dated August 6, 1996

 (4.8)      (16)    Certificate of Designation of Series C Preferred
                    Stock of the Registrant, dated September 27, 1996
 (4.9)              Certificate of Designation of Series D Preferred
                    Stock of the Registrant, dated November 26, 1997
                    (filed herewith)
 (9.1)      (1)     Voting Trust Agreement, dated May 28, 1985, among
                    Stein H. Annexstad and certain stockholders of the Registrant

 (9.2)      (1)     Assignment of Voting Trust Agreement, dated August
                    28, 1987, between Stein H. Annexstad and Charles W.
                    Smith

 (10.1)     (1)     Agreement and Plan of Recapitalization, dated as of
                    January 1, 1992, by and between the Trustee of Boston University and the Registrant

 (10.2)     (1)     First Amendment to Agreement and Plan of
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

 (10.19)    (1)     Lease Agreement for premises at 116 South Street,
                    Hopkinton, Massachusetts, dated April 15, 1987, between the Registrant and Jelric Realty Trust, as amended October 31, 1987 (previously filed as Exhibit
                    10.4 to the Registrant's Registration Statement on
                    Form S-1, File No. 33-45515), and amended December
                    15, 1992 (previously filed as Exhibit 10.34 to the
                    Registrant's Registration Statement on Form S-1,
                    File No. 33-57002)

 (10.20)    (1)     Lease Agreement for premises at 118 South Street,
                    Hopkinton, Massachusetts, dated May 8, 1986, between the Registrant and Jelric Realty Trust, as amended
                    January 1987 and October 31, 1989 (previously filed as Exhibit 10.5 to the Registrant's Registration
                    Statement on Form S-1, File No. 33-45515), and amended December 15, 1992 (previously filed as
                    Exhibit 10.35 to the Registrant's Registration
                    Statement on Form S-1, File No. 33-57002)

 (10.21)    (1)     Lease Agreement for premises at 120 South Street,
                    dated December 15, 1985, between the Registrant and Jelric Realty Trust, as amended January 1987 and
                    October 31, 1989 (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1,
                    File No. 33-45515), and amended December 15, 1992
                    (previously filed as Exhibit 10.36 to the Registrant's Registration Statement on Form S-1,
                    File No. 33-57002)

 (10.22)*   (2)     License and Royalty Agreement dated November 18,
                    1992, between the Registrant and University Hospital
                    (previously filed as Exhibit 10.37 thereto)

 (10.23)*   (1)     Sponsored Research Agreement, effective August 1,
                    1984, between the Registrant and Beth Israel
                    Hospital, as amended January 1, 1986, August 1,
                    1986, August 18, 1987, July 14, 1988, June 1, 1991
                    (previously filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1,
                    File No. 33-45515), and amended as of January 1,
                    1993 (previously filed as Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 File
                    No. 33-57002), Amendment 7, Sponsored Research
                    Agreement dated March 1, 1994 (previously filed as
                    Exhibit 10.36 to the Registrant's Form 10-K for year ending December 31, 1993), and Amendment 8, Sponsored
                    Research Agreement dated June 1, 1994 (previously filed as Exhibit 10.36 to the Registrant's Form 10-Q for the six months ending June 30, 1994)

 (10.24)    (1)     Consulting Agreement, dated January 15, 1987, by and
                    between the Registrant and Dr. Terry B. Strom, as amended July 14, 1987, August 18, 1987 (previously filed as Exhibit 10.30 to the Registrant's
                    Registration Statement on Form S-1 File No.
                    33-45515), amended as of January 1, 1993 (previously filed as Exhibit 10.39 to the Registrant's
                    Registration Statement on Form S-1 File No.
                    33-57002), amended as of January 1, 1995 (previously filed as Exhibit 10.47 to the Registrant's Form 10-Q for the six months ending June 30, 1995) and amended as of January 1, 1996 (previously filed as Exhibit
                    10.24 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1995)

 (10.25)    (2)     License Agreement, dated as of December 28, 1992,
                    between the Registrant and Genentech, Inc.(previously filed as Exhibit 10.40 thereto)

 (10.26)    (2)     License Agreement, dated as of December 28, 1992,
                    between the Registrant and Genentech, Inc.(previously filed as Exhibit 10.41 thereto)

 (10.27)    (2)     Letter Agreement, dated January 20, 1993, between
                    the Registrant and Goldman, Sachs & Co. (previously filed as Exhibit 10.42 thereto)

 (10.28)    (2)     Loan and Security Agreement, dated February 19, 1993,
                    between the Registrant and MMC/GATX Partnership No. I
                    (previously filed as Exhibit 10.43 thereto)

 (10.29)    (2)     Research Agreement, effective as of January 1, 1992,
                    between the Registrant, Dr. John R. Murphy and
                    University Hospital (previously filed as Exhibit 10.44
                    to the Registrant's Registration Statement on Form S-1
                    File No. 33-57002), amended as of January 1, 1994
                    (previously filed as Exhibit 10.42 to the Registrant's
                    Form 10-Q for the three months ending March 31, 1994),
                    amended as of January 1, 1995 between the Registrant,
                    Dr. John R. Murphy and Boston University Medical
                    Center (formerly University Hospital) (previously
                    filed as Exhibit 10.31 to the Registrant's Annual
                    Report on Form 10-K for the year ending December 31,
                    1994), amended as of January 1, 1996 (previously
                    filed as Exhibit 10.29 to the Registrant's Annual
                    Report on Form 10-K for the year ending December 31,
                    1995)

 (10.30)    (5)     Master Lease Agreement, dated November 5, 1993, by
                    and between the Registrant and Comdisco Electronics
                    Group (previously filed as Exhibit 10.46 thereto)

 (10.31)*   (7)     License Agreement, dated as of May 23, 1994, between
                    the Registrant and Genentech, Inc. (previously filed as Exhibit 10.47 thereto)

 (10.32)    (7)     Stock Purchase Agreement, dated August 3, 1994, by
                    and between the Registrant and Eli Lilly and Company
                    (previously filed as Exhibit 10.48 thereto)

 (10.33)*   (7)     Development Agreement, dated August 3, 1994, by and
                    between the Registrant and Eli Lilly and Company
                    (previously filed as Exhibit 10.49 thereto)

 (10.34)*   (7)     Sales and Distribution Agreement, dated August 3,
                    1994, by and between the Registrant and Eli Lilly and Company (previously filed as Exhibit 10.50 thereto)

 (10.35)    (8)     Equipment Lease Agreement, dated September 16, 1994
                    by and between the Registrant and Comdisco
                    Electronics Group (previously filed as Exhibit
                    10.51 thereto)

 (10.36)    (9)     Equipment Lease Agreement, dated December 20, 1994,
                    by and between the Registrant and Comdisco
                    Electronics Group (previously filed as Exhibit
                    10.44 thereto)

 (10.37)*   (10)    Amendment to (1) the Development Agreement, dated
                    August 3, 1994, by and between the Registrant and Eli
                    Lilly and Company (previously filed as Exhibit 10.49 to the Registrant's Form 10-Q for the six months ending June 30, 1994), and (2) the Sales and
                    Distribution Agreement dated August 3, 1994, by
                    Exhibit 10.50 to the Registrant's Form 10-Q for the six months ending June 30, 1994 (previously filed as Exhibit 10.48 thereto)

 (10.38)*** (10)    Employment Agreement, dated January 1, 1995, by and
                    between the Registrant and Dr. Jean C. Nichols
                    (previously filed as Exhibit 10.49 thereto)

 (10.39)    (11)    Sublease Agreement for premises at 99 South Street,
                    Hopkinton, Massachusetts, dated October 12, 1995, between the Registrant and SierraCom, a division of Sierra Networks, Inc. (previously filed as Exhibit
                    10.50 thereto)

 (10.40)    (12)    Credit Agreement dated as of May 22, 1995 between
                    the Registrant and The First National Bank of Chicago
                    (previously filed as Exhibit 99.2 thereto)

 (10.41)    (12)    Credit Agreement dated as of May 22, 1995 between the
                    Registrant and The Bank of New York (previously filed as Exhibit 99.3 thereto)

 (10.42)    (12)    Credit Agreement dated as of May 22, 1995 between the
                    Registrant and NationsBank, N.A. (previously filed as
                    Exhibit 99.4 thereto)

 (10.43)    (12)    Subscription and Registration Agreement dated as of
                    May 31, 1995 by and among the Registrant and the investors listed therein (previously filed as Exhibit
                    99.5 thereto)

 (10.44)    (12)    Collateral Assignment of Patents by the Registrant
                    and jointly in favor of the guarantors listed therein
                    (previously filed as Exhibit 99.6 thereto)

 (10.45)    (12)    Escrow Agreement dated as of May 22, 1995 between
                    the Registrant, the guarantors listed therein and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., as escrow agent (previously filed as Exhibit 99.7 thereto)

 (10.46)    (12)    Reassignment of Patents by the Registrant to the
                    guarantors listed therein (previously filed as Exhibit 99.8 thereto)

 (10.47)    (13)    Shareholders' Agreement, dated November 22, 1995,
                    by and between the Registrant and Seragen
                    Biopharmaceuticals, LTD (previously filed as
                    Exhibit 10.53 thereto)

 (10.48)*   (13)    Technology Rights and Marketing Agreement dated
                    November 21, 1995, by and between the Registrant and Seragen Biopharmaceuticals, LTD (previously filed as Exhibit 10.54 thereto)

 (10.49)    (13)    Warrant Indenture Agreement, dated November 21,
                    1995, by and between the Registrant and Seragen
                    Biopharmaceuticals, LTD (previously filed as
                    Exhibit 10.55 thereto)

 (10.50)*   (14)    Sales and Distribution Agreement, dated August 3,
                    1994 (previously filed as Exhibit 10.50 to the Registrant's Form 10-Q, for the six months ending
                    June 30, 1994) as amended by Amendment dated June 30,
                    1995 (previously filed as Exhibit 10.48 to the Registrant's Form 10-Q, for the six months ending
                    June 30, 1995) as amended by Amendment dated May 28,
                    1996 (previously filed as Exhibit 10.56 thereto)

 (10.51)    (14)    Subscription and Registration Agreement, dated June
                    28, 1996, by and between the Registrant, Seragen
                    Technology, Inc. and the persons listed on Schedule
                    1 thereto (previously filed as Exhibit 10.57 thereto)

 (10.52)    (14)    Form of Warrant due July 1, 2006 by and between the
                    Registrant, Seragen Technology, Inc. and the persons listed on Schedule 1 thereto (previously filed as Exhibit 10.58 thereto)

 (10.53)    (14)    Collateral Assignment of Patents, dated July 1, 1996,
                    by and between Seragen Technology, Inc. and the persons listed on Schedule A thereto (previously filed as Exhibit 10.59 thereto)

 (10.54)    (14)    Reassignment of Patents, dated July 1, 1996, by and
                    between the Registrant and the persons listed on Schedule A thereto (previously filed as Exhibit
                    10.60 thereto)

 (10.55)    (14)    Escrow Agreement, dated July 1, 1996, by and between
                    Seragen Technology, Inc. and the persons listed on Schedule A thereto (previously filed as Exhibit 10.61 thereto)

 (10.56)    (14)    Assignments of Patents, dated June 28, 1996, by
                    and between the Registrant and Seragen Technology, Inc. (previously filed as Exhibit 10.62 thereto)

 (10.57)    (14)    Irrevocable License Agreement, dated June 28, 1996
                    by and between the Registrant and Seragen Technology, Inc. (previously filed as Exhibit 10.63 thereto)

 (10.58)*** (15)    Employment Agreement, dated November 6, 1996, by and
                    between the Registrant and Reed Prior (previously filed as Exhibit 10.64 thereto)

 (10.59)*** (15)    Employment Agreement, dated November 6, 1996, by and
                    between the Registrant and Jean C. Nichols, Ph.D.
                    (previously filed as Exhibit 10.65 thereto)

 (10.60)    (15)    Stockholders Agreement, dated November 6, 1996, by
                    and between the Registrant and Boston University, Leon Hirsch, Turi Josefsen, Gerald S.J. Cassidy,
                    Loretta P. Cassidy and Reed R. Prior (previously filed as Exhibit 10.66 thereto)

 (10.61)*** (15)    Retirement and Consulting Agreement, dated November
                    6, 1996, by and between the Registrant and Mr. George
                    W. Masters (previously filed as Exhibit 10.67 thereto)

 (10.62)*** (16)    Amendment to Employment Agreement, dated December 18,
                    1996, by and between the Registrant and Mr. Reed R.
                    Prior (previously filed as Exhibit 10.66 thereto)

 (10.63)*** (16)    Amendment to Employment Agreement, dated December 18,
                     1996, by and between the Registrant and Dr. Jean C.
                    Nichols (previously filed as Exhibit 10.67 thereto)

 (10.64)*** (16)    Waiver to Employment Agreement, dated January 6,
                    1997, by and between the Registrant and Mr. Reed R.
                    Prior (previously filed as Exhibit 10.68 thereto)

 (10.65)*** (16)    Waiver to Employment Agreement, dated January 6,
                    1997, by and between the Registrant and Dr. Jean C.
                    Nichols (previously filed as Exhibit 10.69 thereto)

 (10.66)*** (16)    Waiver No.2 to Employment Agreement, dated January
                    31, 1997, by and between the Registrant and Mr. Reed
                    R. Prior (previously filed as Exhibit 10.70 thereto)

 (10.67)*** (16)    Waiver No.2 to Employment Agreement, dated January
                    31, 1997, by and between the Registrant and Dr. Jean
                    C. Nichols (previously filed as Exhibit 10.71 thereto)

 (10.68)*** (16)    Amendment to 1992 Long Term Incentive Plan, dated
                    December 18, 1996  (previously filed as Exhibit
                    10.72 thereto)

 (10.69)*** (16)    Employment Agreement, dated as of January 15, 1997,
                    by and between the Registrant and Ms. Elizabeth C.
                    Chen (previously filed as Exhibit 10.73 thereto)

 (10.70)*** (16)    Waiver to Employment Agreement, dated 3/28/97, by
                    and between the Registrant and Mr. Reed R. Prior
                    (previously filed as Exhibit 10.74 thereto)

 (10.71)*** (16)    Waiver to Employment Agreement, dated 3/28/97, by
                    and between the Registrant and Ms. Elizabeth C. Chen
                    (previously filed as Exhibit 10.75 thereto)

 (10.72)    (17)*   Service Agreement, dated as of  February 14, 1997,
                    between the Registrant and Trustees of Boston
                    University (previously filed as Exhibit 10.68)

 (10.73)    (19)    Second Amendment to Sublease dated February 21,
                    1997, by and between the Registrant and SierraCom
                    (previously filed as Exhibit 10.79 thereto)

 (10.74)    (20)    Stock Purchase Agreement, dated April 7, 1997, by
                    and between the Registrant and Eli Lilly and Company
                    (previously filed as Exhibit 99.3 thereto)

 (10.75)    (21)    License Agreement, dated December 13, 1994, by and
                    between the Registrant and Ajinomoto Co., Inc.
                    (previously filed as Exhibit 99.2 thereto)

 (10.76)    (21)    Amendment to License Agreement, dated June 1, 1997,
                    by and between the Registrant and Ajinomoto Co., Inc.
                    (previously filed as Exhibit 99.3 thereto)

 (10.77)    (21)    Amendment to Sales and Distribution Agreement and
                    Development Agreement, dated April 7, 1997, by and between the Registrant and Eli Lilly and Company
                    (previously filed as Exhibit 99.4 thereto)

 (10.78)    (22)    Amendment No. 4 to the Consulting Agreement executed
                    May 28, 1997, by and between the Registrant and John
                    R. Murphy, Ph.D. (previously filed as Exhibit 10.80)

 (10.79)    (22)    Second Amendment to Employment Agreement, dated April
                    30, 1997, by and between the Registrant and Mr. Reed
                    R. Prior (previously filed as Exhibit 10.81)

 (10.80)    (22)    Second Amendment to Employment Agreement, dated May
                    30, 1997, by and between the Registrant and Jean C.
                    Nichols, Ph.D. (previously filed as Exhibit 10.82)

 (10.81)    (22)    Amendment No. 1 to Asset Purchase Agreement dated May
                    16, 1997, by and between the Registrant and Boston
                    University (previously filed as Exhibit 10.83)

 (10.82)    (23)    Evaluation License and Option Agreement, dated as
                    of July 31, 1997, by and between the Registrant and U.S. Surgical Corporation (previously filed as
                    Exhibit 99.2 thereto)

 (10.83)    (23)    Stock Purchase Warrant Agreement, dated July 31,
                    1997, by and between the Registrant and U.S.
                    Surgical Corporation (previously filed as Exhibit
                    99.3 thereto)

 (10.84)    (24)    Amendment No. 2 to Asset Purchase Agreement between
                    the Registrant and Trustees of Boston University, dated August 25, 1997 (previously filed as Exhibit
                    10.87 thereto)

 (10.85)    (24)    Amendment No. 3 to Asset Purchase Agreement between
                    the Registrant and Trustees of Boston University, dated October 21, 1997 (previously filed as Exhibit
                    10.88 thereto)

 (10.86)    (24)    Amendment to the License Agreement between the
                    Registrant and Harvard College dated August 6, 1997
                    (previously filed as Exhibit 10.89 thereto)

 (10.87)    (24)    Amendment to the License and Royalty Agreement
                    between the Registrant and Boston Medical Center, dated November 18, 1997 (previously filed as Exhibit
                    10.90 thereto)

 (10.88)    (24)    Forbearance Agreement between the Registrant and Leon
                    C. Hirsch, Turi Josefsen, Gerald S. J. Cassidy,
                    Loretta P. Cassidy and the Trustees of Boston
                    University dated September 1997 (previously filed as
                    Exhibit 10.91 thereto)

 (10.89)    (24)    1992 Long Term Incentive Plan, as amended through
                    December 16, 1997 (previously filed as Exhibit 10.92 thereto)

 (10.90)    (24)    Amended and Restated Employment Agreement between
                    the Registrant and Jean Nichols dated September 22,
                    1997 (previously filed as Exhibit 10.93 thereto)

 (10.91)    (24)    Offshore Securities Agreement between the Registrant
                    and P.R.I.F., dated November 26, 1997 (previously filed as Exhibit 10.94 thereto)

 (10.92)    (24)    Stockholders Waiver Agreement dated October 28, 1997
                    (previously filed as Exhibit 10.95 thereto)

 (10.93)    (24)    Amendment to Employment Agreement between the
                    registrant and Elizabeth Chen dated September 3,
                    1997 (previously filed as Exhibit 10.96 thereto)

 (10.94)    (24)    Amendment No. 1 to Employment Agreement between the
                    Registrant and Elizabeth Chen dated September 30,
                    1997 (previously filed as Exhibit 10.97 thereto)

 (10.95)    (24)    Amendment No. 3 to Employment Agreement between the
                    Registrant and Reed R. Prior dated September 30, 1997
                    (previously filed as Exhibit 10.98 thereto)

 (10.96) Assignment of Sublease and Agreement for premises at 97 South Street, Hopkinton, Massachusetts dated December 31, 1997 between the Registrant, 520
                    Commonwealth Real Estate Corporation and Harold Nahigian (filed herewith)

 (10.97) Assignment of Sublease and Agreement for premises at 99 South Street, Hopkinton, Massachusetts dated December 31, 1997 between the Registrant, Marathon and SierraCom, a division of Sierra Networks, Inc. (filed herewith)

 (10.98) Consulting Agreement, dated as of January 1, 1998, by and between the Registrant and Dr. John R. Murphy (filed herewith)

 (10.99) Sublease Agreement for premises at 97 South Street, Hopkinton, Massachusetts, dated January 1, 1998, between the Registrant and 520 Commonwealth Real Estate Corporation (filed herewith)

 (10.100)            Second Sublease Agreement for premises at 99 South
                    Street, Hopkinton, Massachusetts, dated January 1, 1998, between the Registrant, Marathon and SierraCom, a division of Sierra Networks, Inc. (filed herewith)

 (10.101)***        Waiver No. 5 to Employment Agreement, dated February
                    5, 1998, by and between the Registrant and Mr. Reed
                    R. Prior (filed herewith)

 (10.102)***        Waiver No. 3 to Employment Agreement, dated February
                    17, 1998, by and between the Registrant and Ms.
                    Elizabeth Chen (filed herewith)

 (10.103)***        Waiver to Employment Agreement, dated February
                    23, 1998, by and between the Registrant and Ms. Jean
                    C. Nichols (filed herewith)

 (10.104)           Stockholders Waiver Agreement dated November 6, 1997
                    (filed herewith)

 (16.1)     (18)    Letter regarding change in certifying accountant

 (21)               List of Subsidiaries (filed herewith)

 (23.1)             Consent of Arthur Andersen LLP (filed herewith)

 (23.2)             Consent of Coopers & Lybrand L.L.P.(filed herewith)

 (27)               Financial Data Schedule

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

(16) All exhibits descriptions followed by (16) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-K, for the nine months ending December 31, 1996.

(17) All exhibit descriptions followed by (17) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 8-K for February 18, 1997 event.

(18) All exhibit descriptions followed by (18) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 8-K for March 12, 1997 event.

(19) All exhibits descriptions followed by (19) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the three months ending March 31, 1997.

(20) All exhibit descriptions followed by (20) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 8-K for April 7, 1997 event.

(21) All exhibit descriptions followed by (21) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 8-K for June 10, 1997 event.

(22) All exhibits descriptions followed by (22) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the six months ending June 30, 1997.

(23) All exhibit descriptions followed by (23) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 8-K for July 31, 1997 event.

(24) All exhibits descriptions followed by (24) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 10-Q, for the nine months ending September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Seragen, Inc.

By:      /s/ Reed R. Prior                              Dated: March 31, 1998
   ------------------------------
             Reed R. Prior
             Chairman of the Board
             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






   Signatures                            Title                      Date

  /s/ Reed R. Prior               Chairman of the Board,       March 31, 1998
  ------------------------------- Chief Executive Officer
      Reed R. Prior               and Director
                                  (Principal Executive
                                   Officer)


  /s/ Jean C. Nichols, Ph.D.      President, Chief Technology  March 31, 1998
  ------------------------------- Officer and Director
      Jean C. Nichols, Ph.D.      (Principal Financial and
                                   Accounting Officer)


  /s/ Gerald S. J. Cassidy        Director                     March 31, 1998
  -------------------------------
      Gerald S.J. Cassidy


  /s/ Kenneth G. Condon           Director                     March 31, 1998
  -------------------------------
      Kenneth G. Condon


  /s/ Norman A. Jacobs            Director                     March 31, 1998
  -------------------------------
      Norman A. Jacobs


  /s/ John R. Silber, Ph.D.       Director                     March 31, 1998
  -------------------------------
      John R. Silber, Ph.D.