Form 10-Q
period 1998-03-31
SERAGEN INC
filed 1998-05-15
CIK 833299

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             Form 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1998  Commission file number   0-19855


                           SERAGEN, INC.

       (Exact name of registrant as specified in its charter)


          Delaware                                      04-2662345
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)


     97 South Street, Hopkinton, MA                       01748
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

                           Yes X          No

28,062,143 shares of Common Stock, par value $.01, were outstanding on May 14, 1998.

                           SERAGEN, INC.

                               INDEX




                                                                     Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         Balance Sheets
         December 31, 1997 and March 31,1998 . . . . . . . . . . . . .  3

         Statements of Operations
         Three Months Ended March 31, 1997 and 1998 . . . . . . . . .   4

         Statements of Cash Flows
         Three Months Ended March 31, 1997 and 1998. . . . . . . . . .  5

         Notes to Financial Statements . . . . . . . . . . . . . . . .  6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . .  14

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings (None)

Item 2 - Changes in Securities and Use of Proceeds. . . . . . . . . .  25

Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . . 25

Item 4 - Submission of Matters to a Vote of Security Holders (None)

Item 5 - Other Information (None)

Item 6 -  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  26

Signatures. . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . 27


                         SERAGEN, INC.
                               BALANCE SHEET

                                   ASSETS                 December 31,             March 31, 1998
                                                             1997                   (Unaudited)
                                                         _______________         ________________

Current assets
     Cash and cash equivalents . . . . . . . . . . . . .      $5,328,535              $4,588,786
     Restricted cash . . . . . . . . . . . . . . . . . .         175,000                 200,000
     Contract receivable . . . . . . . . . . . . . . . .         208,190                 634,233
     Unbilled contract receivable. . . . . . . . . . . .         944,063               1,014,994
     Prepaid expenses and other current assets . . . . .          72,065                  71,442
                                                          ________________        _______________
                          Total current assets . . . . .       6,727,853               6,509,455


Property and equipment, net. . . . . . . . . . . . . . .          15,064                  13,054
Deferred commission. . . . . . . . . . . . . . . . . . .       2,060,000               2,060,000
Other assets . . . . . . . . . . . . . . . . . . . . . .           8,648                   9,324

                          Total assets . . . . . . . . .       8,811,565               8,591,833

                                                           ================       ===============

            Liabilities and Stockholders' (Deficit)
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . .         447,008                 264,206
     Related Party Payable. . . . . . . . . . . . . . ..       3,422,833               5,887,835
     Dividend Payable - Series B Preferred Stock. . . ..       2,943,136               3,528,383
     Accrued expenses. . . . . . . . . . . . . . . . . .       2,240,435               1,678,640
     Preferred stock redemption liability  . . . . . . .               -               4,530,461
     Short-term obligation.. . . . . . . . . . . . . . .         800,000                 800,000
                                                         _______________         ________________
                          Total current liabilities. . .       9,853,412              16,689,525
                                                         _______________         ________________
Non-current liabilities:
     Deferred revenue. . . . . . . . . . . . . . . . . .      10,000,000              10,000,000
     Long-term obligation. . . . . . . . . . . . . . . .       1,450,000               1,450,000
     Canadian affiliate put option liability . . . . . .       2,400,000               2,400,000
                                                           _______________         ______________
                          Total non-current liabilities.      13,850,000              13,850,000
                                                           _______________         _____________

Commitments and contingencies

Stockholders' (deficit);
     Convertible preferred stock, Series B, $.01 par
     value; issued and outstanding 23,800 shares at
     December 31, 1997 and March 31, 1998, respectively
     $23,800,000 at liquidation preference . . . . . . .      23,800,000              23,800,000
     Convertible preferred stock, Series C, $.01 par
     value; issued and outstanding 5,000 and 0 shares
     at December 31, 1997, and March  31,1998,
     respectively at $5,500,000 liquidation preference. .      5,500,000                       -
     Convertible preferred stock, Series D, $.01 par
     value; issued and outstanding 908 and 310 shares at
     December 31, 1997,  and March 31,1998, respectively
     at  liquidation preference. . . . . . . . . . . . .       1,023,231                 354,926
     Common stock, $.01 par value; 70,000,000 shares
     authorized; issued 21,444,894 and 27,273,857 shares
     at December 31,1997 and March 31, 1998, respectively        214,448                 272,731
     Additional paid in capital . . . . . . . . . . . .       160,957,800             163,571,997
     Accumulated deficit. . . . . . . . . . . . . . . .      (209,384,995)          (209,945,015)
                                                           ______________          ______________
                                                             (14,889,516)            (21,945,361)
    Less-treasury stock (777 shares at cost at December
    31,1997 and March 31, 1998, respectively) . . . . .           (2,331)                 (2,331)
                                                           ______________           _____________
                         Total stockholders' (deficit).      (14,891,847)            (21,947,692)
                         Total liabilities and             ______________           _____________
                         stockholders' (deficit). . . .        8,811,565               8,591,833
                                                           ==============           =============

                                  3.

    The accompanying notes are an integral part of the financial statements.

                               SERAGEN, INC.
                          STATEMENT OF OPERATIONS
                              (Unaudited)



                                                         For the three months
                                                           ended March 31,
                                               ___________________________________
                                                     1997                1998
                                               _______________      ______________



Revenue:
  Contract revenue and license fees. . . .        $911,625              $747,174

Operating expenses:
  Cost of contract revenue . . . . . . . .         882,034               747,098
  Research and development . . . . . . . .       2,516,840             1,494,661
  General and administrative . . . . . . .       1,189,803               606,281
                                               ______________        _____________
                                                 4,588,677             2,848,040
                                               ______________        _____________

          Loss from operations . . . . . .      (3,677,052)           (2,100,866)
                                               ______________        _____________

Interest income. . . . . . . . . . . . . .          14,703                44,145

Interest expense . . . . . . . . . . . . .         172,366                     -
                                               ______________        _____________

          Net loss . . . . . . . . . . . .      (3,834,715)           (2,056,721)

Preferred stock dividends and accretion. .         720,703             1,503,299
                                               ______________         _____________


Net loss applicable to common
stockholders . . . . . . . . . . . . . . .     ($4,555,418)          ($3,560,020)
                                               ==============        =============


Net loss per common share. . . . . . . . .    $      (O.25)          $     (0.15)
                                               ==============         ============


Weighted average common shares used in
computing net loss per share. . . . . . .       17,936,675            23,243,684
                                               ==============         ============






       The accompanying notes are an integral part of the financial statements.








                               SERAGEN, INC.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                               For the three months
                                                                  ended March 31,
                                                       ________________________________________
                                                                1997                 1998
                                                         ________________     __________________

Cash flows from operating activities
 Net loss  . . . . . . . . . . . . . . . . . . . . . .      ($3,834,715)         ($2,056,721)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization . . . . . . . . . . .          232,351                2,010
   Compensation associated with stock issuance. .. . .                -                    -
   Equity in loss of affiliate . . . . . . . . . . . .                -                    -
   Loss on disposal of property and equipment. . . . .                -                    -
   Amortization of discount on long-term debt. . . . .          171,903                    -
   Non-cash charge for issuance of common shares.. . .                -                    -
   Compensation expense. . . . . . . . . . . . . . . .                               116,567

 Changes in operating assets and liabilities:
   Contract receivable . . . . . . . . . . . . . . . .          111,298             (426,043)
   Unbilled contract receivable. . . . . . . . . . . .          (67,806)             (70,931)
   Prepaid expenses and other current assets . . . . .           87,171                  623
   Accounts payable. . . . . . . . . . . . . . . . . .         (502,156)            (182,802)
   Related Party Payable . . . . . . . . . . . . . . .                -            2,465,002
   Deposits received from Boston University. . . . . .        4,500,000
   Accrued expenses. . . . . . . . . . . . . . . . . .         (148,779)            (561,794)
   Deferred revenue. . . . . . . . . . . . . . . . . .                -
                                                           _______________     _______________
Net cash (used in) provided by  operating activities            549,267              (714,089)

                                                           _______________     _______________

Cash flows from investing activities:
   Purchases of property and equipment. . . . . . . .            (4,800)                   -
   Decrease in other assets . . . . . . . . . . . . .            37,972                 (676)
   (Increase) decrease restricted cash account. . . .                 -              (25,000)
                                                            ______________      _______________
   Net cash (used in) provided by investing activities           33,172              (25,676)
                                                            ______________      _______________

Cash flows from financing activities:
   Net proceeds from common stock issuances. . . . . .               75                   16
   Repayments of long-term debt. . . . . . . . . . . .           (8,017)                   -
                                                            ______________       _______________
Net cash (used in) provided by financing activities. .           (7,942)                  16
                                                            _______________      _______________
Net increase (decrease) in cash and cash equivalents            574,497              (739,749)
Cash and cash equivalents, beginning of period . . . .        1,548,392             5,328,535
                                                            ______________      ________________
Cash and cash equivalents, end of period . . . . . . .       $2,122,889            $4,588,786
                                                            ===============      ================
Supplemental disclosures of cash flows information:
   Cash paid for interest . . . . . . . . . . . . . . .            $463                    -
                                                            ===============      ================
Supplemental non cash activities:
   Conversion of Series A preferred stock to common stock      $738,205                    -
   Conversion of series C preferred stock to common stock
   and redemption liability . . . . . . . . . . . . . .               -               6,274,833
   Conversion of Series D preferred stock to common stock             -                 929,357
   Series C and D preferred dividends                                 -                 109,718
   Accrued but unpaid Series B dividends                        149,113               3,379,270



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

     Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair representation of the results for the interim period presented.

     The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the year ending December 31, 1998. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's most recent Annual Report on Form 10-K.

2.  Ligand Merger Agreement

     On May 11, 1998, the Company executed an Agreement and Plan of Reorganization (the "Ligand Merger Agreement") with Ligand Pharmaceuticals, Inc. ("Ligand") and Knight Acquisition Corporation ("Knight"), a wholly-owned subsidiary of Ligand. Subject to approval by a majority of the outstanding voting shares of capital stock of the Company and certain other conditions, Knight will merge with and into the Company, with the result that the Company will become a wholly-owned subsidiary of Ligand (the "Ligand Merger"). This transaction is expected to close in the third or fourth quarter of 1998. Simultaneously with the execution of the Ligand Merger Agreement, the Company and its subsidiary Seragen Technology, Inc. ("STI") entered into an Accord and Satisfaction Agreement (the "Accord") with the Trustees of Boston University ("B.U."), Seragen LLC, Marathon Biopharmaceuticals, LLC ("Marathon"), USSC, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Ph.D., Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp., and 660 Corporation, pursuant to which those parties agreed to forbear from exercising all specified rights against the Company and STI for so long as the Ligand Merger Agreement continues in effect and to release the Company from specified liabilities, including the liabilities to BU, Marathon and USSC discussed above, in the event that the Ligand merger is consummated. The terms of the Ligand Merger Agreement and the Accord are described in the Company's Form 8-K dated as of May 11, 1998. There can be no assurance that the Ligand merger will be consummated.

3.  Use of Estimates

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

4.  Loss Per Share

     Effective December 31, 1997, the Company adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The adoption of this statement did not require restatement of prior years' earnings per share.

5.  Eli Lilly and Company

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

     On August 4, 1994, under the terms of the alliance, Lilly made an initial payment to the Company of $10 million, $5 million representing payment for 787,092 shares of common stock at approximately $6.35 per share and $5 million representing an advance against Lilly's purchase of bulk product from the Company. Lilly also agreed to pay the Company an additional $3 million based on meeting certain regulatory milestones in the development of IL-2 Fusion Protein for cutaneous T-cell lymphoma ("CTCL"). In addition, Lilly reimburses the Company for costs incurred in the clinical development of IL-2 Fusion Protein for CTCL, including costs for Phase III clinical trials. The Company recorded approximately $3,337,000, $3,979,000, and $4,281,000 of contract revenue for such reimbursed development costs during the years ended December 31, 1995, 1996 and 1997, and $912,000 and $747,000 for the three months ended
March 31, 1997 and 1998, respectively. In connection with this agreement, the Company paid $600,000 in cash and issued 220,000 shares of common stock valued at $1,760,000 to its investment bank for services provided in connection with the Lilly agreement. In 1995, the Company charged $300,000 of such payments to additional paid in capital and recorded the additional payments as prepaid expense to be recognized upon the recognition of product revenues and license fees from Lilly in future periods.

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

     On April 7, 1997, the Company entered into an amendment to its Sales and Distribution Agreement and Development Agreement with Lilly. Pursuant to the amendment, Lilly relinquished, subject to certain limitations, all development and promotion rights to IL-2 Fusion Protein non-cancer indications, as well as rights to the Company's other molecules. Lilly did, however, retain rights to distribute all intravenous and intramuscular formulations of IL-2 Fusion Protein, for both cancer and non-cancer indications, except, in the case of cancer indications, in certain Asian countries and, in the case of non-cancer indications, certain Asian countries and member countries of the European Union. Pursuant to the amendment, Lilly agreed to pay to Ajinomoto Co., Inc. ("Ajinomoto") on behalf of the Company $4.3 million: Lilly paid $2.15 million to Ajinomoto for a license granted by Ajinomoto directly to Lilly; and Lilly has agreed to pay, subject to certain conditions, up to $2.15 million of the Company's $2.25 million obligation to Ajinomoto under the Company's restructured agreement with Ajinomoto (see Note 6). Pursuant to the amendment, Lilly credited $1.5 million of the amount paid by Lilly to Ajinomoto on behalf of the Company against the $1.5 million milestone payment from Lilly to the Company under the Sales and Distribution Agreement between the Company and Lilly for the submission by the Company of a U.S. Biologics License Application ("BLA") for CTCL to the Food and Drug Administration ("FDA") which was completed on December 9, 1997.

     Lilly is not obligated to make any further payments in respect of the Company's obligations to Ajinomoto if Lilly terminates the Sales and Distribution Agreement between it and the Company as a result of a failure by the Company to meet specified clinical, regulatory and financial milestones and other requirements. Such milestones have not been met by the Company and, as a result, Lilly has the right at any time to terminate its arrangements with the Company with 30 days notice. The Company has received no indication from Lilly that Lilly intends to exercise that right. If Lilly were to terminate its agreements with the Company, the Company would be obligated to pay the $2.15 million payment to Ajinomoto that Lilly has agreed to make on the Company's behalf, and Lilly's obligations under the agreements to provide financial support to the Company's clinical trial efforts would cease.

     In exchange for the amendment of the Sales and Distribution Agreement in April 1997, the Company issued to Lilly in a private placement 1.0 million shares of its Common Stock. The shares of common stock issued to Lilly are valued at the closing price of the Company's Common Stock as reported on Nasdaq on the date of issuance of the shares to Lilly, less a discount of 20% to reflect a discount from the Nasdaq closing price because the shares are not registered under the Securities Act of 1933. In the quarter ended June 30, 1997, the Company valued the 1.0 million shares of common stock issued to Lilly at $800,000 based on the April 7, 1997 Nasdaq closing price of $1.00, less 20%, and has recorded it as research and development expense.

     Pursuant to a letter agreement dated May 11, 1998, Lilly has agreed to assign to Ligand its rights and obligations under its existing agreements with the Company upon FDA approval of the Company's BLA for CTCL. In the event that the FDA approves the BLA, this assignment will occur regardless of whether the Ligand merger has been consummated so long as Ligand is exercising its best efforts to seek consummation of the merger at the time of regulatory approval.

6.  Amendment to Ajinomoto License Agreement

     In December 1994, the Company entered into a license agreement with Ajinomoto which provides the Company with exclusive worldwide rights under Ajinomoto's IL-2 gene patents for the Company's fusion proteins. On June 1, 1997, the Company restructured its license agreement with Ajinomoto. Prior to the restructuring, the Company was obligated to pay Ajinomoto a license fee of $4.3 million payable upon the occurrence of certain specified events, but no later than March 31, 1997 (extended by agreement of Ajinomoto to May 31,
1997), and royalties ranging from 2% to 4% on sales of the licensed product by the Company or its sublicensees, but with minimum royalties of $100,000 for the third year of the agreement, $200,000 for the fourth year of the agreement, and $300,000 for the fifth and following years of the agreement.
In addition, prior to the restructuring, the rights granted by Ajinomoto to the Company pursuant to the License Agreement were exclusive. Under the terms of the restructuring, the future license fees payable by the Company to Ajinomoto were reduced to the following amounts: a $2.25 million fee payable in the amount of $800,000 by June 30, 1998, or approval by the FDA of a BLA filed by the Company for the licensed product, whichever comes first, in the amount of $800,000 by June 30, 1999, and in the amount of $650,000 by March 31, 2000; and a reduced royalty of 1% on end-user net sales of the licensed product by the Company or its sublicensee.

     The Company amended its agreements with Lilly whereby Lilly will pay certain license fees to Ajinomoto on behalf of the Company, subject to certain limitations (see Note 5) and Lilly assumed $2.15 million of the obligation at April 7, 1997. The restructuring provides that the license granted by Ajinomoto to the Company will be non-exclusive. Accordingly, in the quarter ended June 30, 1997, the Company reduced its obligation to Ajinomoto from $4.3 million to $2.25 million and recorded extraordinary income of $2.05 million for the forgiveness of indebtedness. On May 11, 1998, Ajinomoto agreed to assign the license to Ligand in the event that the Ligand Merger is consummated.

7.  Sale of Manufacturing and Clinical Operations to Boston University

     On February 14, 1997, the Company entered into an asset purchase agreement (the "Asset Purchase Agreement") to sell its manufacturing and clinical operations facilities to B.U. or a designated affiliate for $5.0 million. After receiving shareholder approval and ratification, the Company closed the sale of its operating division on December 31, 1997. B.U.'s designee, Marathon assumed responsibility for the facility's operations as of December 31, 1997. The net book value of the assets to be sold to B.U. was approximately $4.5 million as of February 14, 1997. The net book value of the assets sold to B.U. was approximately $3.9 million as of December 31, 1997.
At the closing, B.U. paid the remaining $500,000 of the purchase price, and a majority of the Company's employees involved in its manufacturing and clinical operations became employees of the contract service organization created by B.U. under the name Marathon.

     At March 31, 1997, B.U. had paid the Company $4.5 million as a deposit and, from the time of execution of the agreement, had assumed responsibility for the facility's operations, including responsibility for operating costs. Both the deposit and the operating costs incurred by B.U. were subject to refund in the event that conditions for closing were not met. The statement of operation for the period ended March 31, 1997 does not reflect any reimbursements by B.U. The Company recorded a gain of $1,089,328 on the sale of the operating facility and $4,585,987 for the excess of the reimbursed operating costs over the amount due to B.U. pursuant to the Service Agreement for the period from February 14, 1997, until the closing of the transaction on December 31, 1997 as a contribution of capital.

     Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into a service agreement (the "Service Agreement") with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999, and is subject to certain early termination provisions, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and the Company does not reimburse B.U. for the losses in excess of $9.0 million. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the manufacturing and clinical operations facilities. The Company originally agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. Under the agreement, the fees could be mutually increased or decreased, but not to less than $4.3 million per contract year. As of May 11, 1998, the Company and B.U. agreed to reduce the fees payable in the contract year ending January 31, 1999 to $4.3 million. This reduction in fees applies retroactively to February 1, 1998, the beginning of the current contract year. The Service Agreement has reduced substantially the Company's operating costs in research and development, as the Company is contracting solely for the services that the Company requires for clinical and manufacturing purposes.

8.  License and Option Agreement with United States Surgical Corporation

     On July 31, 1997, the Company entered into an evaluation license and option agreement (the "USSC License Agreement") with United States Surgical Corporation ("USSC") granting USSC an option on worldwide rights to the Company's DAB389EGF molecule (the "EGF Fusion Protein") for restenosis in cardiovascular applications. Leon C. Hirsch is the Chairman of USSC and beneficially owns 7.8% of the common stock of USSC. Turi Josefsen is a director of USSC and beneficially owns 1.8% of the common stock of USSC. John
R. Silber is a director of USSC and beneficially owns .02% of the common stock of USSC. Pursuant to the USSC License Agreement, USSC made an initial payment to the Company of $5.0 million on July 31, 1997. Under the USSC License Agreement, USSC is entitled to acquire an exclusive license to the EGF Fusion Protein technology, at any time during a 15-month evaluation period, upon the payment to the Company of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of the Company's Common Stock at a purchase price of $0.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company charged $175,000 for such warrant to general and administrative expense in the year ended December 31, 1997. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If USSC's option to obtain any exclusive license of the EGF Fusion Protein technology is exercised, milestone payments will be payable by USSC to the Company up to a maximum amount of $22.5 million. In addition, USSC will be obligated to pay the Company royalties on commercial sales of the licensed product. In the event USSC chooses not to exercise the option, the USSC License Agreement will terminate, and, in exchange, USSC will receive $5.0 million worth of the Company's Common Stock valued at the average of the closing prices of the Company's Common Stock (i) for the ten trading days preceding the date of the USSC License Agreement or (ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower. The Company has recorded the $5.0 million initial payment from USSC as deferred revenue, a liability. In the event that USSC exercises its option to license the EGF Fusion Protein, the $5.0 million will be recorded as revenue at that time. In the event that USSC chooses not to exercise the option, the $5.0 million will be recorded as stockholders' equity. Pursuant to the Accord, USSC has agreed to exercise the option and release the Company from all claims in the event the Ligand Merger is consummated, in exchange for merger consideration of $5,000,000 (see Note 2).

9.  Seragen Biopharmaceuticals, Ltd.

     Effective as of May 1, 1998, the Company entered into a settlement agreement (the "Seragen Canada Settlement Agreement") with its Canadian affiliate, Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee ("Seragen Canada"), and Sofinov Societe Financiere d'Innovation Inc., Societe Inovatech du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation, and Health Care and Biotechnology Venture Fund (collectively, the "Investor Shareholders"). The Seragen Canada Settlement Agreement provides for the purchase by Seragen Canada of all shares of Seragen Canada capital stock currently held by the Investor Shareholders for an aggregate amount equal to Seragen Canada's cash and liquid investments on hand after the payment of specified expenses. As of February 28, 1998, Seragen Canada held approximately $9,378,770 in cash and liquid investments. Such purchase transaction is expected to occur on or prior to June 15, 1998. Upon the consummation of Seragen Canada's purchase of the Investor Shareholders' Seragen Canada shares, mutual releases among the Company, Seragen Canada, and the Investor Shareholders will become effective and a November 22, 1995 Shareholders Agreement and other specified agreements executed in connection with the original organization of Seragen Canada in November 1995 will be terminated. The Seragen Canada Settlement Agreement also provides for issuance by the Company of an aggregate of $2.4 million worth of its Common Stock upon the later to occur of (a) the closing date for Seragen Canada's purchase of the Investor Shareholders' Seragen Canada shares and (b) the earlier to occur of (i) a qualified offering by the Company of additional shares of its capital stock with net proceeds to the Company of $10 million and (ii) the consummation of a disposition of the Company, whether by way of a merger (as contemplated under the Ligand Merger Agreement) or otherwise, or substantially all of the Company's assets.

10.  Conversion of Series C Preferred Stock

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

     Effective March 30, 1998, 1,060 Series C Shares automatically converted, in accordance with the terms of the Series C preferred stock, into 3,360,625 shares of the Company's common stock and 3,940 Series C Shares were, as required by the terms of the Series C preferred stock, purchased by the Company for an aggregate purchase price of $4,530,461. Following these transactions, no Series C Shares remained outstanding. The purchase price for the Series C Shares purchased by the Company has not yet been paid by the Company, nor has B.U., the holder of the Series C Shares, demanded payment of the said purchase price. As a result, the Company currently is indebted to B.U. for this amount. Pursuant to the Accord and Satisfaction Agreement dated as of May 11, 1998, B.U. has agreed, with respect to the securities received in exchange for the Series C Shares, to release the Company from all claims in the event the Ligand Merger is consummated in exchange for merger consideration of $5,000,000 (see Note 2).

11.  New Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement. It also requires that an entity classify items of other comprehensive earnings (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities) by their nature in an annual financial statement. The Company's total comprehensive earnings for the three month periods ended March 31, 1998 and 1997 were the same as reported net loss for those periods.


     In April 1998, the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

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

     In February 1997, the Company entered into an agreement to sell its manufacturing and clinical operations facilities to B.U. or a designated affiliate for $5 million and in connection therewith entered into a service agreement with B.U. pursuant to which B.U. will provide the Company with certain services related to product research, development, manufacturing, clinical trials, quality control and quality assurance. After receiving shareholder approval and ratification, the Company completed the sale of the Operating Division on December 31, 1997. B.U.'s designee, Marathon assumed responsibility for the facility's operations as of December 31, 1997. The terms of this transaction are discussed more fully below under "Liquidity and Capital Resources".

     On May 11, 1998, the Company executed the Ligand Merger Agreement with Ligand and Knight, a wholly-owned subsidiary of Ligand. Subject to approval by a majority of the outstanding voting shares of capital stock of the Company and certain other conditions, Knight will merge with and into the Company, with the result that the Company will become a wholly-owned subsidiary of Ligand. This transaction is expected to close in the third or fourth quarter of 1998. Simultaneously with the execution of the Ligand Merger Agreement, the Company and its subsidiary STI entered into the Accord with the Trustees of Boston University, Seragen LLC, Marathon, USSC, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Ph.D., Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp., and 660 Corporation, pursuant to which those parties agreed to forbear from exercising all specified rights against the Company and STI for so long as the Ligand Merger Agreement continues in effect and to release the Company from specified liabilities, in the event that the Ligand merger is consummated.
The terms of the Ligand Merger Agreement and the Accord are described in the Company's Form 8-K dated as of May 11, 1998. There can be no assurance that the Ligand merger will be consummated.

     The Company's business is subject to significant risks, including the ability to obtain shareholder approval of the Ligand Merger Agreement or to raise additional capital, the uncertainties associated with the regulatory approval process and with obtaining and enforcing patents important to the Company's business. If the Ligand Merger is not consummated, the Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing and clinical trials. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred.

Results of Operations

     Three Months Ended March 31, 1998 and 1997. The Company's net loss applicable to common shareholders for the three-month period ended March 31, 1998 was $3.6 million compared to $4.6 million for the period ended March 31, 1997. The decrease in the net loss of $1.0 million during the first quarter of 1998 was primarily due to a reduction in operating expenses of $1.7 million and a reduction of interest expense of $172,000. This decrease was partially offset by a reduction in contract revenue with Lilly of $135,000 and an increase in preferred stock dividends of $783,000.

         The Company's revenues for the three months ended March 31, 1998 and 1997 were $747,000 and $912,000, respectively, primarily contract revenue from Lilly for certain development costs of IL-2 Fusion Protein for cancer therapy. Contract revenue from Lilly decreased in 1998 by $135,000 reflecting the completion in 1998 of certain clinical data management milestones and patient enrollment for a Phase III clinical trial for IL-2 Fusion Protein for CTCL.

         Total operating expenses for the quarter ended March 31, 1998 decreased by $1.7 million to $2.8 million in 1998 from $4.6 million in 1997. This decrease of $1.7 million was primarily due to savings resulting from the Company's Service Agreement with B.U. and the sale of the Company's Operating Division to BU. The cost of contract revenue was $747,000 in 1998 as compared to $882,000 in 1997, a decrease of $135,000, reflecting the completion in 1998 of certain clinical data management milestones and patient enrollment for a Phase III clinical trial for IL-2 Fusion Protein for CTCL. Research and development expenses decreased by $1.0 million to $1.5 million in the first three months of 1998 from $2.5 million for the first three months of 1997.
The reductions in research and development are a result of the sale of the Operating Division to B.U. which resulted in substantial reductions in nearly all expenses including salaries, (as the result of the transfer of a majority of the Company's employees), rent and depreciation. General and administrative expenses decreased by $584,000 to $606,000 in the first three months of 1998 as compared to $1.2 million in the first three months of 1997. This decrease was primarily the result of the transfer of certain employees in connection with the sale of the Company's Operating Division to B.U. and reductions in legal fees, outside services and business insurance.

          The Company believes the current maximum obligation to the Company's Canadian affiliate is $2.4 million, which was accrued as of December 31, 1997. Interest income increased by $30,000 reflecting interest earned on higher cash balances versus the first quarter of 1997. Interest expense decreased by $172,000 to $0 in the first quarter of 1998 from $172,000 in the first quarter of 1997 as a result of elimination of interest expense associated with a note payable. Preferred stock dividends and accretion increased by $783,000 to $1.5 million in the first three months on 1998 as compared to $721,000 in the first three months in 1997. This increase was the dividend expense related to the conversion of 598 shares of Series D and 1060 Series C Shares into common stock.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had approximately $4.6 million in cash and cash equivalents, which was comprised of (i) the final payment of $0.5 million made by B.U. with respect to the sale of the Operating Division to B.U., and (ii) the remainder of $5.0 million from USSC pursuant to the USSC License Agreement. The Company currently has negative working capital of $10.2 million and is dependent upon the continued forbearance of B.U. pursuant to the Accord (see Note 2) If B.U. were to require payment from the Company, the Company would be unable to make such payment and might be forced to cease operations.

     The Company expects to incur substantial additional research and development expenses as it continues development of its fusion proteins and pursues regulatory approval of DAB389IL-2 for CTCL through its pending BLA. The Company also expects that substantial investment will be required to commercialize its products. The Company's continuing operating losses and requirements for working capital will depend on many factors, including progress in and costs associated with its research, pre-clinical and clinical development efforts and the level of resources which the Company must devote to obtaining regulatory approvals to manufacture and sell its products.

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

     Pursuant to a letter agreement dated May 11, 1998, Lilly has agreed to assign to Ligand its rights and obligations under its existing agreements with the Company upon FDA approval of the Company's BLA for CTCL. In the event that the FDA approves the BLA, this assignment will occur regardless of whether the Ligand Merger has been consummated so long as Ligand is exercising its best efforts to seek consummation of the merger at time of regulatory approval.

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

     Under the terms of the restructuring, the future license fees and royalties payable by the Company to Ajinomoto were reduced to the following amounts: a $2.25 million fee payable in the amount of $800,000 by June 30, 1998, or approval by the FDA of a BLA filed by the Company for the licensed product, whichever comes first, in the amount of $800,000 by June 30, 1999, and in the amount of $650,000 by March 31, 2000; and a reduced royalty of 1% on end user net sales of the licensed product by the Company or its sublicenses. The Company amended its agreements with Lilly whereby Lilly will pay license fees to Ajinomoto on behalf of the Company, subject to certain limitations. The restructuring provides that the license granted by Ajinomoto to the Company will be non-exclusive. Accordingly, in 1997, the Company reduced its obligation to Ajinomoto from $4.3 million to $2.25 million and recorded extraordinary income of $2,050,000 for the forgiveness of indebtedness. On May 11, 1998, Ajinomoto agreed to assign the license to Ligand in the event that the Ligand Merger is consummated.

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

     As of February 14, 1997, the Company entered into the Asset Purchase Agreement to sell the Operating Division to B.U. or a designated affiliate for $5.0 million. The net book value of the assets to be sold to B.U. was approximately $4.5 million as of February 14, 1997. The Company closed this transaction as of December 31, 1997. The net book value of the assets sold to B.U. was approximately $3.9 million as of December 31, 1997. At the closing, B.U. paid the remaining $500,000 of the purchase price, and a majority of the Company's employees involved in its manufacturing and clinical operations became employees of the contract service organization created by B.U. under the name Marathon. Upon the closing of this transaction, the Company accounted for the gain on the sale of the Operating Division and the excess of the reimbursed operating costs over the amount due to B.U., pursuant to the Service Agreement for the period from February 14, 1997 until the closing of the transaction, as a contribution of capital.

     Simultaneously with the execution of the Asset Purchase Agreement, the Company entered into the Service Agreement with B.U. providing for the purchase by the Company of certain services related to product research, development, manufacturing, clinical trials, quality control, and quality assurance. The Service Agreement expires in January 1999 and is subject to certain early termination provisions, including the option of B.U. to terminate the agreement if losses during a contract year exceed $9.0 million and, after notice, the Company does not reimburse B.U. for the losses in excess of $9.0 million. If the Company is unable to or chooses not to make the additional payments, it will be forced to change to a new service provider. This could adversely affect the Company's research and development efforts. The Service Agreement may be renewed for two successive one-year terms at the option of the Company. The Company has the option to repurchase the assets comprising the Operating Division. The Company originally agreed to pay B.U. approximately $5.5 million and $6.6 million in years 1 and 2 of this contract, respectively. Under the agreement, the fees could be mutually increased or decreased, but not to less than $4.3 million per contract year. As of May 11, 1998, the Company and B.U. agreed to reduce the fees payable in the contract year ending January 31, 1999 to $4.3 million. This reduction in fees applies retroactively to February 1, 1998, the beginning of the current contract year. As of April 30, 1998, the Company has not paid any portion of these fees, and B.U. has not taken any action to compel payment. As a result, the Company currently is indebted to B.U. in this respect in the amount of $6.0 million as of that date. Pursuant to the Accord, Marathon has agreed to release the Company from all claims in the event the Ligand Merger is consummated, in exchange for the merger consideration (see Note 2).

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

     On July 31, 1997, the Company entered into the USSC License Agreement with USSC, granting USSC an option on worldwide rights to the EGF Fusion Protein for restenosis in cardiovascular applications. Leon C. Hirsch, who beneficially owns more than 5% of the Company's Common Stock, is the Chairman of USSC and beneficially owns 7.8% of the common stock of USSC. Turi Josefsen, who beneficially owns more than 5% of the Company's Common Stock, is a director of USSC and beneficially owns 1.8% of the common stock of USSC. John R. Silber, a director of the Company, is a director of USSC and beneficially owns .02% of the common stock of USSC. Pursuant to the USSC License Agreement, USSC made an initial payment to the Company of $5.0 million on July 31, 1997. Under the USSC License Agreement, USSC is entitled to acquire an exclusive license to the EGF Fusion Protein technology, at any time during a 15-month evaluation period, upon the payment to the Company of an additional $5.0 million. In addition, the Company issued to USSC a warrant for the purchase of 500,000 shares of the Company's Common Stock at a purchase price of $.5625 per share, the closing sale price for shares of the Company's Common Stock on the date prior to the date the warrant was issued. The Company charged $175,000 for such warrant to general and administrative expense. USSC has agreed to fund trials associated with the development of EGF Fusion Protein for restenosis. If USSC's option to obtain an exclusive license of the EGF Fusion Protein technology is exercised, milestone payments will be payable by USSC to the Company up to a maximum amount of $22.5 million. In addition, USSC will be obligated to pay the Company royalties on commercial sales of the licensed product. In the event USSC chooses not to exercise the option, the USSC License Agreement will terminate, and, in exchange, USSC will receive $5.0 million worth of the Company's Common Stock valued at the average of the closing prices of the Company's Common Stock (i) for the ten trading days preceding the date of the USSC License Agreement or
(ii) for the ten trading days preceding the date on which USSC chooses not to exercise the option, whichever is lower. The Company will record the $5.0 million initial payment from USSC as a liability. In the event that USSC exercises its option to license the EGF Fusion Protein, the $5.0 million will be recorded as revenue at that time. In the event that USSC chooses not to exercise the option, the $5.0 million will be recorded as stockholders' equity. Pursuant to the Accord, USSC has agreed to exercise the option and release the Company from all claims in the event the Ligand Merger is consummated, in exchange for merger consideration of $5,000,000 (see Note 2).

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

     On November 26, 1997, the Company issued 923 shares of Series D Preferred stock ("Series D Shares") in exchange for all remaining outstanding shares of its Series A Shares. The Series D Shares feature terms identical to the Series A Shares, except that (1) the Series D Shares do not convert automatically into Common Stock until November 29, 1998, and (2) the Series D Shares are redeemable for cash. At March 31, 1998, 310 shares of Series D Shares were outstanding, representing a liquidation value of $354,966.

     The Company has not paid the cash dividends due December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997, December 31, 1997, and March 31,
1998 on shares of its Series B Preferred stock ("Series B Shares"), nor has the Company made the royalty payments due to its subsidiary, Seragen Technology, Inc. ("STI"), on January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1, 1998, and April 1, 1998. Correspondingly, STI has not paid the dividends due January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1, 1998, and April 1, 1998 on shares of its Class B common stock ("Class B Shares"). The Company does not expect STI to make any dividend payments advisors due on the Class B Shares in 1998. The holders of the Class B Shares have the right under an escrow agreement to seek delivery to them of a collateral assignment of the Company's patents.

     Dividends payable of approximately $3.5 million with respect of the Series B Shares were outstanding at March 31, 1998, and are included in accrued expenses.

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

     Effective March 30, 1998, 1,060 Series C Shares automatically converted, in accordance with the terms of the Series C preferred stock, into 3,360,625 shares of the Company's common stock and 3,940 Series C Shares were, as required by the terms of the Series C preferred stock, purchased by the Company for an aggregate purchase price of $4,530,461. Following these transactions, no Series C Shares remained outstanding. The purchase price for the Series C Shares purchased by the Company has not yet been paid by the Company, nor has B.U., the holder of the Series C Shares, demanded payment of the said purchase price. As a result, the Company currently is indebted to B.U. for this amount. Pursuant to the Accord, B.U. has agreed, with respect to the securities received in exchange for the Series C Shares, to release the Company from all claims in the event the Ligand Merger is consummated, in exchange for merger consideration of $5,000,000 (see Note 2).

     The Company's Common Stock was delisted from trading on the Nasdaq National Market on September 9, 1997, due to failure to comply with Nasdaq's minimum net tangible assets requirement. The delisting of the Common Stock from the Nasdaq National Market could have a material adverse effect on the Company's efforts to raise additional equity capital.

     Effective as of May 1, 1998, the Company entered into a settlement agreement (the "Seragen Canada Settlement Agreement") with its Canadian affiliate, Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee ("Seragen Canada"), and Sofinov Societe Financiere d'Innovation Inc., Societe Inovatech du Grand Montreal, MDS Health Ventures Inc., Canadian Medical Discoveries Fund Inc., Royal Bank Capital Corporation, and Health Care and Biotechnology Venture Fund (collectively, the "Investor Shareholders"). The Seragen Canada Settlement Agreement provides for the purchase by Seragen Canada of all shares of Seragen Canada capital stock currently held by the Investor Shareholders for an aggregate amount equal to Seragen Canada's cash and liquid investments on hand after the payment of specified expenses. As of February 28, 1998, Seragen Canada held approximately $9,378,770 in cash and liquid investments. Such purchase transaction is expected to occur on or prior to June 15, 1998. Upon the consummation of Seragen Canada's purchase of the Investor Shareholders' Seragen Canada shares, mutual releases among the Company, Seragen Canada, and the Investor Shareholders will become effective and a November 22, 1995 Shareholders Agreement and other specified agreements executed in connection with the original organization of Seragen Canada in November 1995 will be terminated. The Seragen Canada Settlement Agreement also provides for issuance by the Company of an aggregate of $2.4 million worth of its Common Stock upon the later to occur of (a) the closing date for Seragen Canada's purchase of the Investor Shareholders' Seragen Canada shares and (b) the earlier to occur of (i) a qualified offering by the Company of additional shares of its capital stock with net proceeds to the Company of $10 million and (ii) the consummation of a disposition of the Company, whether by way of a merger (as contemplated under the Ligand Merger Agreement) or otherwise, or substantially all of the Company's assets.

     The Company anticipates that existing cash and cash equivalents and reimbursement of clinical costs for the development of IL-2 Fusion Protein for cancer therapy from Lilly will be sufficient, under the forbearance provision of the Accord (see Note 2), to fund the Company's working capital requirements through approximately October 1998. The Report of Independent Accountants on the Company's Financial Statements for the fiscal year ended December 31, 1997 includes an explanatory paragraph concerning uncertainties surrounding the Company's ability to continue as a going concern. This uncertainty may adversely affect the Company's ability to raise additional capital. The Company's ability to finance its operations is dependent upon its ability to raise additional capital.

     The Company has explored possible opportunities for equity and debt offerings. On the basis of discussions with its financial advisors and with multiple prospective investors, Company management concluded that it is unlikely that the Company will be able to obtain such financing on terms that Company management believes would be attractive to the Company's existing shareholders.

     On May 11, 1998, the Company executed the Ligand Merger Agreement with Ligand and Knight, a wholly-owned subsidiary of Ligand. Subject to approval by a majority of the outstanding voting shares of capital stock of the Company and certain other conditions, Knight will merge with and into the Company, with the result that the Company will become a wholly-owned subsidiary of Ligand. This transaction is expected to close in the third or fourth quarter of 1998. Simultaneously with the execution of the Ligand Merger Agreement, the Company and its subsidiary STI entered into the Accord with the Trustees of BU, Seragen LLC, Marathon Biopharmaceuticals, LLC, USSC, Leon C. Hirsch, Turi Josefsen, Gerald S.J. and Loretta P. Cassidy, Reed R. Prior, Jean C. Nichols, Ph.D., Elizabeth C. Chen, Robert W. Crane, Shoreline Pacific Institutional Finance, Lehman Brothers Inc., 520 Commonwealth Avenue Real Estate Corp., and 660 Corporation, pursuant to which those parties agreed to forbear from exercising all specified rights against the Company and STI for so long as the Ligand Merger Agreement continues in effect and to release the Company from specified liabilities, including the liabilities to BU, Marathon and USSC discussed above, in the event that the Ligand merger is consummated. The terms of the Ligand Merger Agreement and the Accord are described in the Company's Form 8-K dated as of May 11, 1998. There can be no assurance that the Ligand merger will be consummated.

     In the event that the Ligand merger is not consummated, the Company may continue to seek additional funds through collaborative or other arrangements with corporate partners and others. The Company entered into one such arrangement in 1997 with USSC, as described above, with respect to its EGF Fusion Protein. However, the Company's prospects for such arrangements with respect to IL-2 Fusion Protein appear to be limited. The Company's management has found that clinical issues associated with the side-effect profile of the product and with its intravenous administration, along with the fact that the same molecule has already been partnered for cancer indications, make it difficult to attract a partner to develop the product for non-cancer indications. Management of the Company accordingly believes that it will continue to be difficult for the Company to establish, on advantageous terms, additional collaborative partnerships for further trials of IL-2 Fusion Protein.

     If the Merger Agreement with Ligand is terminated and as a result the Accord is also terminated, the Company's current cash position may not be sufficient to meet its financial obligations or to fund operations at the current level beyond June 1998 unless the Company is able to secure a financing or other means of funding operations. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate some or all of its clinical trials, manufacturing or development activities or certain other aspects of its business and may be required to cease operations.

Safe Harbor Information

     Some of the statements contained in this document are forward-looking, including statements relating directly or by implication to the Company's products, operations, strategic partnerships, and ability to fund its operations. These statements are based on current expectations and involve a number of uncertainties and risks, including (but not limited to) the Company's ability to proceed with successful development, testing, and licensing of its products, to modify certain existing arrangements, to enter into additional strategic partnerships and other collaborative arrangements, to raise additional capital on satisfactory terms, or to consummate the merger of the Company pursuant to the Ligand Merger Agreement. For further information, refer to the "Business Outlook" section in the Company's Form 10-K as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

                                 SERAGEN, INC.
                                    PART II
                              OTHER INFORMATION
                           _______________________

Item 2.  Changes in Securities

     Effective March 30, 1998, 1,060 Series C Shares automatically converted in accordance with the terms of the Series C Shares, into 3,360,625 shares of the Company's Common Stock and 3,940 Series C Shares were as required by the terms of the Series C Shares, purchased by the Company for an aggregate purchase price of $4,530,461. Following these transactions no Series C Shares remained outstanding.

Item 3.  Defaults upon Senior Securities

     Under the terms of the Series B Preferred Stock (the "Series B Shares"), the Company is obligated to pay quarterly dividends to the holders of the Series B Shares. The Company did not make its dividends payments due December 31, 1996, March 31, 1997, June 30, 1997, September 30, 1997, December 31, 1997
and March 31, 1998, and does not anticipate making payment due June 30, 1998. As of March 31, 1998, the amount of dividends in arrears was approximately $3.5 million.

     In connection with the issuance of the Series B Shares, the Company transferred all of its existing and future United States patents and patent applications (the "Patents") to Seragen Technology, Inc. ("STI") in exchange for 214,200 shares of STI Class A Common Stock and 23,800 shares of STI Class B Common Stock. STI provided the Company with an irrevocable worldwide exclusive license (the "Irrevocable License Agreement") with respect to the Patents. Under the Irrevocable License Agreement, the Company is obligated to pay quarterly royalties in an amount equal to the amount of any dividend that the holders of the Series B Shares are entitled to receive but have not received by the royalty due date (which is one day after each quarterly dividend payment date for the Series B Shares). The Company delivered the 23,800 shares of STI Class B Common Stock pro rata to the holders of the Series B Shares. STI's Class B Common Stock provides for cumulative dividends payable in the same amount as any royalties payable by the Company under the Irrevocable License Agreement. STI also executed a collateral assignment of the Patents in favor of the holders of the Series B Shares. Pursuant to an escrow arrangement, the collateral assignment of the Patents is required to be delivered to the holders of the Series B Shares in the event that, after notice, STI fails for 60 days to pay any dividend due in respect of its Class B Common Stock. The Company did not make its royalty payments due January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1, 1998 and April
1, 1998 and does not anticipate making any payments due in 1998. STI did not pay Class B Common Stock dividends due January 1, 1997, April 1, July 1, 1997, October 1, 1997, January 1, 1998, and April 1, 1998 and does not anticipate making any payments due in 1998. STI did not pay Class B Common Stock dividends due January 1, 1997, April 1, 1997, July 1, 1997, October 1, 1997, January 1, 1998 and April 1, 1998 and does not anticipate making the payments due in 1998. To the Company's knowledge, the holders of the Series B Shares have not provided notice of the STI dividend payment failure to the escrow agent. In the event that STI redeems its Class B Common Stock, the escrow agent is required to deliver a reassignment of the Patents, executed by the holders of the STI Class B Common Stock, to the Company.

Item 6.     Exhibits and reports on Form 8-K

     (a)  Exhibit Index

          Exhibit 10.105 - Settlement Agreement, dated as of May 1, 1998, between the Registrant, Seragen Biopharmaceuticals Ltd./Seragen Biopharmaceutique Ltee, and the Investor Shareholders named therein (1)

          Exhibit 10.106 - Agreement and Plan of Reorganization, dated May 11, 1998, between the Registrant, Ligand Pharmaceuticals Incorporated, and Knight Acquisition Corporation (1) (2)

         Exhibit 10.107 - Accord and Satisfaction Agreement, dated May 11, 1998, between the Registrant, Seragen Technology, Inc., the Third Parties named therein, 520 Commonwealth Avenue Real Estate Corporation, and 660 Corporation (1)

         Exhibit 10.108 - Extension Option Agreement, dated May 11, 1998, between the Registrant, Ligand Pharmaceuticals Incorporated, Marathon Biopharmaceuticals LLC, 520 Commonwealth Real Estate Corporation, and 660 Corporation (1)

         Exhibit 10.109 - Letter agreement, dated May 11, 1998, between the Registrant, Ligand Pharmaceuticals Incorporated, and Eli Lilly and Company (1)

         Exhibit 10.110 - Employment Agreement, dated as of April 30, 1998, by and between the Registrant and Mr. Robert W. Crane (filed herewith)

         Exhibit 10.111 - Amendment No.1 to Service Agreement dated May 11, 1998 by and between Registrant and Marathon Biopharmaceuticals, LLC
         (2) (filed herewith)

         (1) All exhibit descriptions followed by (1) were previously filed as Exhibits to, and incorporated by reference from, the Registrant's Form 8-K for May 11, 1998 event.

          (2) Confidential treatment has been requested for portions of this exhibit, which portions have been omitted from the exhibit as filed with the Commission.

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K for May 11, 1998 event, relating to the Company's signing a merger agreement with Ligand Pharmaceuticals Incorporated

                            SERAGEN, INC.
                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    Seragen, Inc.



Date: May 15, 1998                         /s/ Reed R. Prior
                                           ------------------------
                                           Reed R. Prior
                                           Chairman of the Board
                                           and Chief Executive Officer